Form 10-Q
period 1995-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1995-05-15
CIK 793730

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                        COMMISSION FILE NUMBER  0-16815

                       NHP RETIREMENT HOUSING PARTNERS I
                              LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        52-1453513
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                        14160 DALLAS PARKWAY, SUITE 300
                               DALLAS, TX  75240
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (214) 770-5600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             A LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL POSITION


                                                                        March 31,             December 31,
                                                                          1995                   1994
                                                                       -----------           -------------
                                                          ASSETS
                                                          ------

Cash and cash equivalents                                               $ 3,470,676            $ 3,593,147
Interest receivable                                                           3,300                  1,242
Other receivables                                                           843,825                850,991
Pension notes issuance costs                                              1,710,520              1,774,218
Organization and offering costs                                             352,210                364,654
Prepaid expenses                                                            293,905                273,393
Rental property:
   Land                                                                   6,318,028              6,318,028
   Building, net of accumulated depreciation
       of $10,996,745 and $10,612,319                                    45,545,865             45,755,329
Other assets                                                                 36,471                 36,956
                                                                        -----------            -----------

                                                                        $58,574,800            $58,967,958
                                                                        ===========            ===========

                                            LIABILITIES AND PARTNERS' CAPITAL
                                            ---------------------------------

Liabilities:
   Accounts payable                                                    $    642,483           $    502,854
   Interest payable                                                      15,979,140             15,367,450
   Pension notes                                                         42,672,000             42,672,000
   Purchase installments                                                    552,000                552,000
   Other liabilities                                                        704,041                922,454
                                                                        -----------            -----------

                                                                         60,549,664             60,016,758
                                                                        -----------            -----------

Partners' equity (deficit):
   General Partner-NHP/RHGP-I Limited
       Partnership                                                       (1,231,430)            (1,197,854)
   Assignor Limited Partner-NHP RHP-I
       Assignor Corporation-42,691 investment
       units outstanding                                                   (743,434)               149,054
                                                                        -----------            -----------

                                                                         (1,974,864)            (1,048,800)
                                                                        -----------            -----------

                                                                        $58,574,800            $58,967,958
                                                                        ===========            ===========





                       See notes to financial statements

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             A LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                                                                  Three months
                                                                                 ended March 31,
                                                                            ------------------------
                                                                           1995                   1994
                                                                      --------------         -------------
REVENUE:
  Rental income                                                        $  3,407,529          $  3,300,615
  Interest income                                                            19,867                13,300
  Other income                                                               48,526                47,871
                                                                      --------------         -------------

                                                                          3,475,922             3,361,786
                                                                      --------------         -------------

COSTS AND EXPENSES:
    Salaries, related benefits and overhead reimbursements                   999,676              906,597
    Management fees, dietary fees and other services                         349,072              327,584
    Administrative and marketing                                             103,498              152,422
    Utilities                                                                225,780              238,154
    Maintenance                                                              104,736               89,874
    Resident services, other than salaries                                    66,087               59,957
    Food services, other than salaries                                       371,129              345,708
    Depreciation                                                             384,426              351,766
    Taxes and insurance                                                      260,930              283,392
                                                                      --------------         -------------

                                                                           2,865,334            2,755,454
                                                                      --------------         -------------

INCOME FROM RENTAL OPERATIONS                                                610,588              606,332
                                                                      --------------         -------------

COSTS AND EXPENSES:
  Interest expense - pension notes                                         1,364,424            1,310,352
  Amortization of pension notes
   issuance costs                                                             63,698               63,698
  Amortization of organization
   and offering costs                                                         12,444               12,444
  Other expenses                                                              80,742               52,663
                                                                      --------------         -------------

                                                                           1,521,290            1,439,157
                                                                      --------------         -------------

NET (LOSS)                                                            $    (910,702)         $   (832,825)
                                                                      ==============         =============

NET (LOSS) PER ASSIGNEE INTEREST                                      $         (21)         $        (19)
                                                                      ==============         ============





                       See notes to financial statements

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             A LIMITED PARTNERSHIP
                    STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995



                                           GENERAL PARTNER               ASSIGNOR
                                         CAPITAL REALTY GROUP            LIMITED
                                         SENIOR HOUSING, INC.            PARTNERS                  TOTAL
                                         --------------------            --------               -----------
Equity (deficit)
   at December 31, 1994                     $ (1,197,854)                $  149,054             $ (1,048,800)

Distributions                                    (15,362)                         0                  (15,362)

Net Loss - Three months
   ended March 31, 1995                          (18,214)                  (892,488)                (910,702)
                                            ------------                -----------             ------------

Equity (deficit)
   at March 31, 1995                        $ (1,231,430)               $  (743,434)            $ (1,974,864)
                                            ============                ===========             ============

Percentage interest
   at March 31, 1995                                 2 %                       98 %                    100 %
                                            ============                ===========             ============





                       See notes to financial statements

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended March 31,
                                                                         1995                  1994
                                                                     -------------         -------------
Cash flows from operating activities:
   Rent collections                                                  $   3,414,695         $   3,303,453
   Interest received                                                        17,809                14,883
   Other income                                                             48,526                47,871
   Salary and related benefits                                            (999,676)             (917,454)
   Management fees, dietary fees
       and other services                                                 (349,670)             (319,163)
   Other operating expenses paid                                        (1,311,097)           (1,392,454)
   Interest paid                                                          (752,734)             (752,734)
                                                                     -------------         -------------

   Net cash provided by (used in)
       operating activities                                                 67,853               (15,598)
                                                                     -------------         -------------

Cash flows from investing activities:
   Capital Expenditures                                                   (174,962)              (73,755)
                                                                     -------------         -------------

   Net cash used in investing activities                                  (174,962)              (73,755)
                                                                     -------------         -------------

Cash flows from financing activities:
   Distributions                                                           (15,362)            -
                                                                     -------------         -------------

   Net cash used in financing activities                                   (15,362)            -
                                                                     -------------         -------------

Net (decrease) in cash and
   cash equivalents                                                       (122,471)              (89,353)

Cash and cash equivalents
   at beginning of period                                                3,593,147             3,749,110
                                                                     -------------         -------------

Cash and cash equivalents
   at end of period                                                  $   3,470,676         $   3,659,757
                                                                     =============         =============



                       See notes to financial statements

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                         Three Months Ended March 31,
                                                                          1995                  1994
                                                                       -----------          ------------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net loss                                                               $  (910,702)         $   (832,825)

Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                            384,426               351,766
   Amortization of organization
       and offering costs                                                   12,444                12,444
   Amortization of pension notes
       issuance costs                                                       63,698                63,698
   (Increase) decrease in
       interest receivable                                                  (2,058)                1,583
   Decrease in other assets and receivables                                  7,651                 4,220
   Increase in prepaid expenses                                            (20,512)             (123,686)
   Increase in accounts payable                                            139,629                90,682
   Increase in interest payable                                            611,690               557,618
   Decrease in other liabilities                                          (218,413)             (141,098)
                                                                       -----------          ------------

       Total adjustments                                                   978,555               817,227
                                                                       -----------          ------------

Net cash provided by (used in)
   in operating activities                                             $    67,853          $    (15,598)
                                                                       ===========          ============





                       See notes to financial statements

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             A LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


(1)      ACCOUNTING POLICIES

         NATURE OF BUSINESS

         NHP Retirement Housing Partners I Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on March 10, 1986. The Partnership was formed for the purpose of raising capital by issuing both Pension Notes ("Notes") to tax-exempt investors and selling additional partnership interests in the form of Assignee Interests ("Interests") to taxable individuals. Interests represent assignments of the limited partnership interests of the Partnership issued to the Assignor Limited Partner, NHP RHP-I Assignor Corporation. The proceeds from the sale of the Notes and Interests have been invested in residential rental properties for retirement age occupants.

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods presented.

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Reports filed in Forms 10-K for the year ended December 31, 1994.

         Certain reclassification have been made to the 1994 financial statements in order to conform to the 1995 presentation format.

(2)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         At December 31, 1994, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP- 1). On December 19, 1991, NHP/RHGP-1 executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRGP) for the transfer of the General Partner's interest in the Partnership, subject to the approval of Assignee Holders. CRGP's rights and obligations under the purchase agreement were subsequently assigned to Capital Realty Group Senior Housing, Inc. (CRGSH). Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH has become the new sole general partner of the Partnership and NHP/RHGP-I has withdrawn as general partner.

         Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL and CRGSH for the first fiscal quarter ended March 31, 1995 and 1994, were $999,676 and $906,597, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL and CRGSH for the first fiscal quarter ended March 31, 1995 and 1994, were $349,072 and $327,584, respectively.

         Distributions of $15,362 were made to the General Partner during the three months ended March 31, 1995.

(3)      VALUATION OF RENTAL PROPERTY

         Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 1995, based on the Partnership's evaluation of each respective property, no additional write-down was warranted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the partnership and at Amberleigh in which the partnership has a 99.9% partnership interest.

                                      Available                 March 31            March 31
                                        Units                      1995               1994
                                      ---------                 -----------        ----------
  The Amberleigh                         269                      90%                 92%
  The Atrium at Carmichael               152                      96%                 91%
  Crosswood Oaks                         121                      87%                 97%
  Heatherwood                            160                      90%                 89%
  Veranda Club                           189                      93%                 96%


Rent collections for the three month period increased to $3,414,695 from $3,303,453 in 1994, or 3.4%, primarily from rental rate increases. Operating expenses paid to the contract purchaser and other operating expenses paid likewise increased, from $2,629,071 to $2,660,443 in 1995 or 1.2% Overall, operating expenses increased over the prior year due to inflationary costs.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $752,734 for the three month period ended March 31, 1995. Net cash provided from operations, after the payment of interest expense, during the three months ended March 31, 1995 was $67,853. The Partnership used cash for operations of $15,598 for the same period in 1994. Interest on the Pension Notes is accrued at a 13% rate, which totalled $1,364,424 and $1,310,352 for the three months ended March 31, 1995 and 1994, respectively, but was paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $15,979,140 and $15,367,450 at March 31, 1995 and December 31, 1994, respectively.

The increase of $101,207 in capital expenditures from $73,755 in 1994 to $174,962 in 1995 was due to capital improvement programs implemented at several of the properties during 1994 and continuing during 1995.

Cash and cash equivalents at March 31, 1995 and December 31, 1994 amounted to $3,470,676 and $3,593,147, respectively. If operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions will continue to be suspended until operating results significantly improve.

In their audit report dated February 17, 1995, the auditors added three additional "emphasis" paragraphs to their report on the Partnership's 1994, 1993 and 1992 financial statements. The comments made in the "emphasis" paragraphs generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily footnotes 9 and 10.

In the first "emphasis paragraph, the auditors made the statement, "Should the cash generated from operations not continue to improve over the next several years, the Partnership's cash reserves may not be adequate to fund interest payments or other Partnership obligations." Management shares the auditors' concern in this area. However, we believe that significant operating improvements have been made in recent years which mitigate this risk. The amount of cash used in operations averaged approximately $1.5 million annually in the three-year period ending December 31, 1991, but was reduced to $731,000 in 1992 and further reduced to 58,971 in 1993. In 1994, cash flow from operating activities provided cash of $334,887, and for the three months ended March 31, 1995, cash flow from operating activities provided cash of $67,853.

In their second "emphasis" paragraph, the auditors stated, in part, that "... the carrying values of the Partnership's rental properties may exceed the current market values of the Properties at December 31, 1994." Management agrees that this is a possibility, however, no appraisals of the properties' values have been performed to determine if, in fact, this is the case, nor are current market values considered relevant in the circumstances since it is the Partnership's intention to continue to hold the properties and use them in operations. In this type of situation, write-downs of properties' values are generally required only when the value of the properties can not be "realized" through future operations. For properties such as those held by the Partnership, generally accepted accounting principles provide for the Partnership to evaluate whether it is probable that the estimated undiscounted future cash flows of each of its properties, taken individually, are less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down equal to the shortfall would be warranted. The Partnership performs such evaluations on an ongoing basis by comparing each property's net book value to the estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed sale of the properties on December 31, 2001. Sales proceeds, net of an estimated 3% cost of disposal, are estimated using a 10% capitalization rate of the net operating income projected for each property for the year 2001. Based on evaluations prepared at December 31, 1992, no write-down of the properties was necessary at that time. As a result of operating budget revisions during 1993 which reduced projected undiscounted cash flows, evaluations prepared at September 30, 1993 indicated that write-downs at that date were necessary. Therefore, as of September 30, 1993, write-downs in the amounts of $2,000,000 and $800,000 were recorded on the Crosswood Oaks and Atrium properties, respectively. The primary factors that resulted in the reduced projected undiscounted cash flows as compared to the previous year were increased projected future capital expenditures for these two properties as well as reductions in the projected occupancy rates and higher operating costs as a percentage of revenue than that originally projected. As of December 31, 1993, an evaluation of projected future undiscounted cash flows disclosed that additional write-downs of $400,000 and $100,000 were required on the Crosswood Oaks and Atrium properties, respectively. The primary factor causing the fourth quarter write-downs was a reduction of planned 1994 net operating income for the Crosswood Oaks and Atrium properties which occurred when the 1994 operating budgets for the properties were finalized. After recording these additional amounts, the total write-down recorded for 1993 was $3,300,000 and is reflected as loss due to reduction in carrying value of rental property in the accompanying statements of operations for the year ended December 31, 1993. Based on the Partnership's evaluation of each respective property at December 31, 1994, no additional write-down was taken.

The auditors second "emphasis" paragraph also stated that "Should the Partnership be forced to dispose of one or more of its properties, it could incur a loss." Management does not disagree with this statement, although the chances of incurring a loss in the future have been reduced by recording the write-downs discussed above. It should also be noted that the Partnership intends to continue to hold its properties and operate them as rental properties.

The final comment made by the auditors in their second "emphasis" paragraph is "... there can be no assurance that further write-downs will not be needed in the future." The Partnership will continue to evaluate the operations of all of its Properties, and should actual cash flows fall short of projected cash flows on any of its properties, further reductions in carrying value may be necessary.

In their third and final "emphasis" paragraph, the auditors state that "...there would need to be very significant improvements in the cash flows from operations and/or increases in the values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity." Management agrees that this is a substantial investor/ownership risk. If interest payments continue to be deferred at the current rate, the total accrual for unpaid interest plus the face value of the Pension Notes will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes, which is an amount in excess of cash projected to be available for debt servicing at that date.

RESULTS OF OPERATIONS

The Partnership's net loss for the three months ended March 31, 1995 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of pension notes issuance costs, amortization of organization and offering costs and accrued pension note interest expense which are noncash in nature.

The Partnership's net loss increased from $832,825 to $910,702 for the three month period ending March 31, 1994 and 1995, respectively. Net loss per Assignee Interest increased from $19 to $21 for the 42,691 Assignee Interests respectively. This increased loss was principally due to an increase in pension note interest expense and professional fees and other expenses. Rental income increased to $3,407,529 for the three months ended March 31, 1995 from $3,300,615 for the same period in 1995, or approximately 3.2% primarily as a result of rental rate increases. Rental expenses increased to $2,865,334 from $2,755,454 for the three month period ending March 31, 1995 and 1994, respectively, or 4.0%. Increased rental expense was due to increased expenses for salaries, management fees, maintenance, resident services, food services, and depreciation. Pension note interest expense increased from $1,310,352 to $1,364,424 for the three month periods ending March 31, 1994 and 1995 respectively. Other expenses relating to Partnership administration increased from $52,663 to $80,724 for the three month periods ending March 31, 1994 and 1995, respectively.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at March 31, 1995, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

                                    PART II

All items not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 NHP RETIREMENT HOUSING PARTNERS I, LIMITED PARTNERSHIP

          By:  Capital Realty Group Senior Housing, Inc.
               General Partner




          By:   \s\ Keith Johannessen
               President


Date:    May 12, 1995

                                EXHIBIT INDEX



EXHIBIT
  NO.                      DESCRIPTION
- - -------                    -----------
  27                    Financial Data Schedule