Form 10-Q
period 1995-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1995-08-21
CIK 793730

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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
                       A LIMITED PARTNERSHIP
                 STATEMENTS OF FINANCIAL POSITION


                                         July 30,    December 31,
                                           1995          1994

                              ASSETS

 Cash and cash equivalents            $ 4,291,438  $  3,593,147
 Interest receivable                        1,300         1,242
 Other receivables                        819,812       850,991
 Pension notes issuance costs           1,646,822     1,774,218
 Organization and offering costs          339,766       364,654
 Prepaid expenses                         234,336       273,393
 Rental property:
  Land                                  6,318,028     6,318,028
  Building, net of accumulated depreciation
    of $11,381,171 and $10,612,319     45,277,686    45,755,329
 Other assets                              40,534         36,956

                                      $58,969,722   $58,967,958

                 LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:
  Accounts payable                   $    642,539  $    502,854
  Interest payable                     17,341,666    15,367,450
  Pension notes                        42,672,000    42,672,000
  Purchase installments                   552,000       552,000
  Other liabilities                       678,752       922,454

                                       61,886,957    60,016,758

 Partners' equity (deficit):
  General Partner-NHP/RHGP-I Limited
    Partnership                        (1,250,277)   (1,197,854)
  Assignor Limited Partner-NHP RHP-I
    Assignor Corporation-42,691 investment
    units outstanding                  (1,666,958)       149,054

                                       (2,917,235)    (1,048,800)

                                   $   58,969,722   $58,967,958

                 See notes to financial statements

       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                       A LIMITED PARTNERSHIP
                      STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1995


                                                Three months
      ENDED JUNE 30,

                                                    1995            1994
 REVENUE:
   Rental income                            $   3,400,720      $  3,278,687
   Interest income                                 21,945            17,001
   Other income                                    46,720            48,458

                                                3,469,385         3,344,146

 COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements 998,458  946,889
     Management fees, dietary fees and other services 359,788      325,052
     Administrative and marketing                 140,567          136,282
     Utilities                                    210,777          212,924
     Maintenance                                  102,774          105,314
     Resident services, other than salaries        75,633           64,493
     Food services, other than salaries           368,908          350,823
     Depreciation                                 384,426          351,767
     Taxes and insurance                          268,379          281,966

                                                2,909,710        2,775,510

 INCOME FROM RENTAL OPERATIONS                    559,675          568,636

 COSTS AND EXPENSES:
   Interest expense - pension notes             1,362,526        1,307,198
   Amortization of pension notes
    issuance costs                                 63,698           63,698
   Amortization of organization
    and offering costs                             12,444           12,444
   Other expenses                                  63,378           88,246

                                                1,502,046        1,471,586

 NET (LOSS)                                    $ (942,371)     $  (902,950)

 NET (LOSS) PER ASSIGNEE INTEREST            $        (22)   $         (21)

                 See notes to financial statements

       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                       A LIMITED PARTNERSHIP
                      STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED JUNE 30, 1995


                                                  Six months
      ENDED JUNE 30,

                                                       1995          1994
 REVENUE:
   Rental income                              $  6,808,249    $  6,579,302
   Interest income                                  41,812          30,301
   Other income                                     95,246          96,329

                                                 6,945,307       6,705,932

 COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements 1,998,134 1,853,486
     Management fees, dietary fees and other services 708,860     652,636
     Administrative and marketing                  244,065        288,704
     Utilities                                     436,557        451,078
     Maintenance                                   207,510        195,188
     Resident services, other than salaries        141,720        124,450
     Food services, other than salaries            740,037        696,531
     Depreciation                                  768,852        703,533
     Taxes and insurance                           529,309         565,358

                                                 5,775,044       5,530,964

 INCOME FROM RENTAL OPERATIONS                   1,170,263       1,174,968

 COSTS AND EXPENSES:
   Interest expense - pension notes              2,726,950      2,617,550
   Amortization of pension notes
    issuance costs                                 127,396        127,396
   Amortization of organization
    and offering costs                              24,888         24,888
   Other expenses                                  144,102          140,909

                                                 3,023,336       2,910,743

 NET (LOSS)                                   $ (1,853,073)  $ (1,735,775)

 NET (LOSS) PER ASSIGNEE INTEREST           $          (43)  $          (41)

                 See notes to financial statements

       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                       A LIMITED PARTNERSHIP
              STATEMENT OF PARTNERS' EQUITY (DEFICIT)
              FOR THE SIX MONTHS ENDED JUNE 30, 1995



                       GENERAL PARTNER   ASSIGNOR
                    CAPITAL REALTY GROUP  LIMITED
                    SENIOR HOUSING, INC.  PARTNERS       TOTAL

 Equity (deficit)
  at December 31, 1994 $ (1,197,854)   $  149,054  $ (1,048,800)

 Distributions            (15,362)              0       (15,362)

 Net Loss - Six months
  ended June 30, 1995      (37,061)    (1,816,012)   (1,853,073)

 Equity (deficit)
  at June 30, 1995   $ (1,250,277)  $  (1,666,958)  $ (2,917,235)

 Percentage interest
  at June 30, 1995            2 %            98 %         100 %



                 See notes to financial statements

       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                       A LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS


                                        Six Months Ended June 30,
                                           1995          1994


 Cash flows from operating activities:
  Rent collections                $    6,839,428   $   6,578,601
  Interest received                       41,754       29,093
  Other income                            95,246       96,329
  Salary and related benefits         (1,998,134)  (1,853,486)
  Management fees, dietary fees
    and other services                  (712,827)    (658,079)
  Other operating expenses paid       (2,507,871)   (2,459,112)
  Interest paid                         (752,734)    (1,489,253)

  Net cash provided by
    operating activities               1,004,862        244,093

 Cash flows from investing activities:
  Capital Expenditures                  (291,209)      (167,428)

  Net cash used in investing activities       (291,209)      (167,428)

 Cash flows from financing activities:
  Distributions                          (15,362)               0

  Net cash used in financing activities        (15,362)                  0

 Net increase in cash and
  cash equivalents                       698,291        76,665

 Cash and cash equivalents
  at beginning of period               3,593,147      3,749,110

 Cash and cash equivalents
  at end of period                 $   4,291,438  $   3,825,775

                 See notes to financial statements

       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                       A LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS

                            (CONTINUED)


                                        Six Months Ended June 30,
                                           1995          1994


 RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

 Net loss                          $  (1,853,073) $  (1,735,775)

 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                           768,852      703,533
  Amortization of organization
    and offering costs                    24,888       24,888
  Amortization of pension notes
    issuance costs                       127,396      127,396
  Increase in interest receivable            (58)      (1,208)
  Decrease in other assets and receivables  27,601      2,189
  Decrease in prepaid expenses            39,057       20,013
  Increase in accounts payable           139,685       69,377
  Increase in interest payable         1,974,216    1,128,297
  Decrease in other liabilities         (243,702)      (94,617)

    Total adjustments                  2,857,935    1,979,868

 Net cash provided by
  operating activities               $ 1,004,862  $   244,093

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

 (2) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES  OF  THE  GENERAL
     PARTNER

     At December 31, 1994, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP-1). On December 19, 1991, NHP/RHGP-1 executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRGP) for the transfer of the General Partner's interest in the Partnership, subject to the approval of Assignee Holders. CRGP's rights and obligations under the purchase agreement were subsequently assigned to Capital Realty Group Senior Housing, Inc. (CRGSH). Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH has become the new sole general partner of the Partnership and NHP/RHGP-I has withdrawn as general partner.

     Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL and CRGSH for the second fiscal quarter ended June 30, 1995 and 1994, were $998,458 and $946,889, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL and CRGSH for the second fiscal quarter ended June 30, 1995 and 1994, were $359,788 and $325,052, respectively.

     Distributions of $15,362 were made to the General Partner during the six months ended June 30, 1995.

 (3) VALUATION OF RENTAL PROPERTY

     Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the six months ended June 30, 1995, based on the Partnership's evaluation of each respective property, no additional write-down was warranted.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

  The following schedule summarizes the occupancy levels at the four properties wholly owned by the partnership and at Amberleigh in which the partnership has a 99.9% partnership interest.

                     Available       June 30        June 30
                       UNITS            1995              1994

   The Amberleigh       271            93%        91%
   The Atrium at
        Carmichael      153            98%        92%
   Crosswood Oaks       122            88%        92%
   Heatherwood          160            83%        90%
   Veranda Club         189            91%        93%


  Rent collections for the six month period increased to $6,839,428 from $6,578,601 in 1994, or 4.0%, primarily from rental rate increases.
  Operating expenses paid to the contract purchaser and other operating expenses paid likewise increased, from $4,970,677 to $5,218,832 in 1995 or 5.0% Overall, operating expenses increased over the prior year due to inflationary costs.

  Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $752,734 for the six month period ended June 30, 1995. Net cash provided from operations, after the payment of interest expense, during the six months ended June 30, 1995 was $1,004,862. Cash flow from operations significantly increased because the Partnership is delinquent in disbursing the first quarter pension note payment of $736,519 due to the fact that the Partnership is in the process of replacing its investor services agent. The Partnership expects this distribution to be made in the third quarter of 1995. The Partnership provided cash from operations of $244,093 for the same period in 1994. Interest on the Pension Notes is accrued at a 13% rate, which totalled $2,726,950 and $2,617,550 for the six months ended June 30, 1995 and 1994, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $17,341,666 and $15,367,450 at June 30, 1995 and December 31, 1994,
 respectively.

 The increase of $123,781 in capital expenditures from  $167,428 in 1994 to
  $291,209 in 1995 was due to capital improvement programs implemented at several of the properties during 1994 and continuing during 1995.

 Cash and cash equivalents at June 30, 1995 and December 31, 1994 amounted to $4,291,438 and $3,593,147, respectively. If operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the
  General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner
  anticipates that distributions will continue to be suspended until operating results significantly improve.

  In their audit report dated February 17, 1995, the auditors added three additional "emphasis" paragraphs to their report on the Partnership's
  1994, 1993 and 1992 financial statements. The comments made in the "emphasis" paragraphs generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily footnotes 9 and 10.

 In the first "emphasis paragraph, the auditors made the statement, "Should the cash generated from operations not continue to improve over the next several years, the Partnership's cash reserves may not be adequate to fund interest payments or other Partnership obligations." Management shares the auditors' concern in this area. However, we believe that significant operating improvements have been made in recent years which mitigate this risk. The amount of cash used in operations averaged approximately $1.5 million annually in the three-year period ending December 31, 1991, but was reduced to $731,000 in 1992 and further reduced to 58,971 in 1993. In 1994, cash flow from operating activities provided cash of $334,887, and for the six months ended June 30, 1995, cash flow from operating activities provided cash of $1,004,862, or $268,343 had the first quarter pension note distribution been timely disbursed in the second quarter of 1995.

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

 RESULTS OF OPERATIONS

 The Partnership's net loss for the six months ended June 30, 1995 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of pension notes issuance costs, amortization of organization and offering costs and accrued pension note interest expense which are noncash in nature.

 The Partnership's net loss increased from $1,735,775 to $1,853,073 for the six month period ending June 30, 1994 and 1995, respectively. Net loss per Assignee Interest increased from $41 to $43 for the 42,691 Assignee
  Interests respectively. This increased loss was principally due to an increase in pension note interest expense. Rental income increased to $6,808,249 for the six months ended June 30, 1995 from $6,579,302 for the same period in 1995, or approximately 3.5% primarily as a result of rental rate increases. Rental expenses increased to $5,775,044 from $5,530,964 for the six month period ending June 30, 1995 and 1994, respectively, or
  4.4%. Increased rental expense was due to increased expenses for salaries, management fees, maintenance, resident services, food services, and depreciation. Pension note interest expense increased from $2,617,550 to $2,726,950 for the six month periods ending June 30, 1994 and 1995 respectively. Other expenses relating to Partnership administration increased from $140,909 to $144,102 for the six month periods ending June 30, 1994 and 1995, respectively.

 For the three months ended June 30, 1995 as compared with the three months ended June 30, 1994, the Partnership's revenue and expenses reflect the same variances as discussed above, with the exception that second quarter 1995 administrative and marketing expenses increased, and second quarter 1995 maintenance and other expenses decreased in comparison to the second quarter of 1994.

 As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at June 30, 1995, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

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




     By:
         Keith Johannessen
         President




 Date: August 12, 1995

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


 Date: August 12, 1995