Form 10-Q
period 1995-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1995-11-14
CIK 793730

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 1995

                           Commission File Number  0-16815

                          NHP RETIREMENT HOUSING PARTNERS I
                                 LIMITED PARTNERSHIP
                           (A Delaware Limited Partnership)
                (Exact name of registrant as specified in its charter)


                       DELAWARE                     52-1453513
               (State or other jurisdiction                 ( I . R . S .
          Employer
               of incorporation or organization)       Identification No.)


                           14160 DALLAS PARKWAY, SUITE 300
                                  DALLAS, TX  75240
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
                                         A Limited Partnership
                                   Statements of Financial Position



                                                            September 30,   December 31,
                                                                1995            1994

                                                ASSETS

            Cash and cash equivalents                      $  3,620,556    $  3,593,147
            Interest receivable                                   2,530           1,242
            Other receivables                                   830,720         850,991
            Pension notes issuance costs                      1,583,124       1,774,218
            Organization and offering costs                     327,322         364,654
            Prepaid expenses                                    171,158         273,393
            Rental property:

              Land                                            6,318,028       6,318,028
              Building, net of accumulated depreciation
                 of $11,765,597 and $10,612,319              45,118,876      45,755,329
            Other assets                                         39,709          36,956

                                                           $ 58,012,023    $ 58,967,958

                                   LIABILITIES AND PARTNERS' CAPITAL

            Liabilities:
              Accounts payable                             $    689,758   $     502,854
              Interest payable                               17,240,356      15,367,450

              Pension notes                                  42,672,000      42,672,000
              Purchase installments                             552,000         552,000
              Other liabilities                                 735,285         922,454

                                                             61,889,399      60,016,758

            Partners' equity (deficit):
              General Partner                                (1,299,112)     (1,197,854)
              Assignor Limited Partner-NHP RHP-I
                 Assignor Corporation-42,691 investment
                 units outstanding                           (2,578,264)        149,054

                                                             (3,877,376)     (1,048,800)


                                                         $   58,012,023   $  58,967,958





                               See notes to financial statements
                                         -1-

                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         A Limited Partnership
                                        Statement of Operations
                             For the Three Months Ended September 30, 1995



                                                                       Three months

                                                                 ended September 30,

                                                                1995            1994

            REVENUE:
              Rental income                              $  3,446,450      $  3,267,637
              Interest income                                  20,738            19,695
              Other income                                     39,803            43,150

                                                            3,506,991         3,330,482

            COSTS AND EXPENSES:
                Salaries, related benefits and
                  overhead reimbursements                     991,071          954,055
                Management fees, dietary fees
                   and other services                         350,389          325,585

                Administrative and marketing                    150,529        142,188
                Utilities                                       218,838        210,779
                Maintenance                                     120,997        124,534
                Resident services, other than salaries           69,754         63,398
                Food services, other than salaries              376,336        365,178
                Depreciation                                    384,427        351,767
                Taxes and insurance                             275,416        268,525

                                                              2,937,757      2,806,009

            INCOME FROM RENTAL OPERATIONS                       569,234        524,473

            COSTS AND EXPENSES:

              Interest expense - pension notes              1,380,262        1,329,084
              Amortization of pension notes
               issuance costs                                  63,698           63,698
              Amortization of organization
               and offering costs                              12,444           12,444
              Other expenses                                   42,735          134,186

                                                            1,499,139        1,539,412

            NET (LOSS)                                     $  (929,905)   $ (1,014,939)

            NET (LOSS) PER ASSIGNEE INTEREST            $         (21)   $         (23)




                               See notes to financial statements
                                         -2-



                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         A Limited Partnership
                                        Statement of Operations
                             For the Nine Months Ended September 30, 1995



                                                                Nine months

                                                             ended September 30,

                                                           1995         1994

            REVENUE:
              Rental income                              $  10,254,699   $   9,846,939
              Interest income                                   62,550          49,996
              Other income                                     135,049         139,479

                                                            10,452,298      10,036,414

            COSTS AND EXPENSES:
                Salaries, related benefits
                  and overhead reimbursements                2,989,205      2,807,541
                Management fees, dietary fees
                   and other services                         1,059,249         978,221

                Administrative and marketing                    394,594         430,892
                Utilities                                       655,395         661,857
                Maintenance                                     328,507         319,722
                Resident services, other than salaries          211,474         187,848
                Food services, other than salaries           1,116,373        1,061,709
                Depreciation                                  1,153,279       1,055,300
                Taxes and insurance                             804,725         833,883

                                                              8,712,801       8,336,973

            INCOME FROM RENTAL OPERATIONS                     1,739,497       1,699,441

            COSTS AND EXPENSES:

              Interest expense - pension notes               4,107,212        3,946,634
              Amortization of pension notes
               issuance costs                                   191,094         191,094
              Amortization of organization
               and offering costs                               37,332           37,332

              Other expenses                                   186,837          275,095

                                                             4,522,475        4,450,155

            NET (LOSS)                                    $ (2,782,978)   $ (2,750,714)


            NET (LOSS) PER ASSIGNEE INTEREST            $          (64)   $        (63)


                               See notes to financial statements
                                         -3-




                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         A Limited Partnership
                                Statement of Partners' Equity (Deficit)
                             For the Nine Months Ended September 30, 1995



                                                GENERAL PARTNERASSIGNOR
                                      CAPITAL REALTY GROUP     LIMITED
                                      SENIOR HOUSING, INC.    PARTNER            TOTAL

            Equity (deficit)

              at December 31, 1994     $ (1,197,854)        $  149,054      $ (1,048,800)

            Distributions                   (45,598)                 0           (45,598)

            Net Loss - Nine months
              ended
               September 30, 1995           (55,660)        (2,727,318)       (2,782,978)

            Equity (deficit)
              at
               September 30, 1995      $ (1,299,112)     $  (2,578,264)     $ (3,877,376)


            Percentage interest
              at
               September 30, 1995               2 %               98 %             100 %



























                               See notes to financial statements
                                         -4-



                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         A Limited Partnership
                                       Statements of Cash Flows


                                                             Nine Months Ended
                                                                September  30,
                                                                1995            1994


            Cash flows from operating activities:
              Rent collections                          $   10,274,970   $   9,868,145

              Interest received                                 61,262          49,055
              Other income                                     135,049         139,479
              Salary and related benefits                   (2,989,205)     (2,807,541)
              Management fees, dietary fees
                 and other services                         (1,064,175)       (983,189)
              Other operating expenses paid                 (3,593,762)     (3,543,588)
              Interest paid                                 (2,234,306)     (2,234,306)

              Net cash provided by
                 operating activities                          589,833         488,055

            Cash flows from investing activities:

              Capital Expenditures                            (516,826)       (294,136)

              Net cash used in investing activities           (516,826)       (294,136)

            Cash flows from financing activities:
              Distributions                                    (45,598)         -

              Net cash used in financing activities            (45,598)         -

            Net increase in cash and
              cash equivalents                                  27,409         193,919

            Cash and cash equivalents

              at beginning of period                         3,593,147       3,749,110

            Cash and cash equivalents
              at end of period                           $   3,620,556    $  3,943,029












                               See notes to financial statements
                                         -5-



                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         A Limited Partnership
                                       Statements of Cash Flows

                                              (Continued)


                                                             Nine Months Ended
                                                                  September 30,
                                                                1995            1994



            RECONCILIATION OF NET LOSS TO NET CASH
              PROVIDED BY (USED IN) OPERATING ACTIVITIES:

            Net loss                                     $  (2,782,978)  $  (2,750,714)

            Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation                                   1,153,279       1,055,300
              Amortization of organization
                 and offering costs                             37,332          37,332
              Amortization of pension notes
                 issuance costs                                191,094         191,094

              Increase in interest receivable                   (1,288)           (941)
              Decrease in other assets and receivables          17,518          22,257
              Decrease in prepaid expenses                     102,235         121,104
              Increase in accounts payable                     186,904         127,083
              Increase in interest payable                   1,872,906       1,712,328
              Decrease in other liabilities                   (187,169)        (26,788)

                 Total adjustments                           3,372,811       3,238,769

            Net cash provided by
              operating activities                         $   589,833     $   488,055



















                               See notes to financial statements
                                         -6-

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

               Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL and CRGSH for the third fiscal quarter ended September 30, 1995 and 1994, were $991,071 and

               $954,055, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL and CRGSH for the third fiscal quarter ended September 30, 1995 and 1994, were $350,389 and $325,585, respectively.

               Distributions of $45,598 were made to the General Partner during the nine months ended September 30, 1995.

          (3)  VALUATION OF RENTAL PROPERTY

               Generally  accepted accounting  principles require  that the
               Partnership  evaluate  whether  it   is  probable  that  the

               estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the nine months ended September 30, 1995, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.

          ITEM 2.  MANAGEMENT'S    DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY AND CAPITAL RESOURCES

          The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.

                                      Available         September 30       September 30
                                        Units                       1995               1994


              The Amberleigh             269              95%           92%
              The Atrium at
                 Carmichael              152              96%           93%
              Crosswood Oaks             121              95%           86%
              Heatherwood                160              88%           90%
              Veranda Club               189               90%          90%

          Rent collections for the nine month period increased to $10,274,970 from $9,868,145 in 1994, or 4.1%, primarily from
          rental  rate  increases.   Salaries,  management  fees  and other

          operating expenses paid likewise increased, from $7,334,318 to $7,647,142 in 1995 or 4.3% Overall, operating expenses increased over the prior year due to inflationary costs.

          Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $2,234,306 for the nine month period ended September 30, 1995. Net cash provided from operations, after the payment of interest expense, during the nine months ended September 30, 1995 was $589,833. The Partnership provided cash from operations of $488,055 for the same period in 1994.
          Interest on the Pension Notes is accrued at a 13% rate, which totalled $4,107,212 and $3,946,634 for the nine months ended

          September 30, 1995 and 1994, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $17,240,356 and $15,367,450 at September 30, 1995 and December 31, 1994, respectively.

          The increase of $222,690 in capital expenditures from $294,136 in 1994 to $516,826 in 1995 was due to capital improvement programs implemented at several of the properties during 1994 and continuing during 1995.

          Cash and cash equivalents at  September 30, 1995 and December 31,

          1994 amounted to $3,620,556 and $3,593,147, respectively. If operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions will continue to be suspended until operating results significantly improve.

          In their audit report dated February 17, 1995, the auditors added three additional "emphasis" paragraphs to their report on the Partnership's 1994, 1993 and 1992 financial statements. The comments made in the "emphasis" paragraphs generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily footnotes 9 and 10.

          In the first "emphasis paragraph, the auditors made the statement, "Should the cash generated from operations not continue to improve over the next several years, the Partnership's cash reserves may not be adequate to fund interest payments or other Partnership obligations." Management shares the auditors' concern in this area. However, we believe that significant operating improvements have been made in recent years which mitigate this risk. The amount of cash used in operations averaged approximately $1.5 million annually in the three-year period ending December 31, 1991, but was reduced to $731,000 in

          1992 and further reduced to 58,971 in 1993. In 1994, cash flow from operating activities provided cash of $334,887, and for the nine months ended September 30, 1995, cash flow from operating activities provided cash of $589,833.

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

          RESULTS OF OPERATIONS

          The  Partnership's net loss  for the nine  months ended September

          30, 1995 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of pension notes issuance costs, amortization of organization and offering costs and accrued pension note interest expense which are noncash in nature.

          The Partnership's net loss increased from $2,750,714 to $2,782,978 for the nine month period ending September 30, 1994 and 1995, respectively. Net loss per Assignee Interest increased from $63 to $64 for the 42,691 Assignee Interests respectively. This increased loss was principally due to an increase in pension
          note interest expense.   Rental  income increased to  $10,254,699

          for the nine months ended September 30, 1995 from $9,846,939 for the same period in 1995, or approximately 4.1% primarily as a result of rental rate increases. Rental expenses increased to $8,712,801 from $8,336,973 for the nine month period ending September 30, 1995 and 1994, respectively, or 4.5%. Increased rental expense was due to increased expenses for salaries, management fees, maintenance, resident services, food services, and depreciation. Pension note interest expense increased from $3,946,634 to $4,107,212 for the nine month periods ending
          September 30, 1994 and 1995 respectively. Other expenses relating to Partnership administration decreased from $275,095 to $186,837 for the nine month periods ending September 30, 1994 and 1995, respectively.


          For the three months ended September 30, 1995 as compared with the three months ended September 30, 1994, the Partnership's revenue and expenses reflect the same variances as discussed above, with the exception that third quarter 1995 administrative and marketing, utilities, taxes and insurance expenses increased, and third quarter 1995 maintenance decreased in comparison to the third quarter of 1994.

          As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at September 30, 1995, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

                                       PART II

          All items not applicable.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

               By:  Capital Retirement Group, Inc.
                      General Partner





               By:
                   Keith Johannessen
                   President




          Date:      November 14, 1995

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

              NHP RETIREMENT HOUSING PARTNERS I, LIMITED PARTNERSHIP

                By:  Capital Realty Group Senior Housing, Inc.
                     General Partner





                By:   \s\ Keith Johannessen
                         President


          Date:       August 14, 1995



































                                         -0-