Form 10-K
period 1995-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1996-03-29
CIK 793730

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.   20549

                                      FORM  10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

            Commission file number 0-16815

                NHP  RETIREMENT  HOUSING  PARTNERS  I  LIMITED  PARTNERSHIP
                    (Exact name of registrant as specified in its charter)

            DELAWARE                                 52-1453513

          (State or other Jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

          14160 Dallas Parkway, Suite 300, Dallas, Texas75240

          (Address of principal executive offices)(Zip Code)

          Registrant's telephone number, including area code:(214) 770-5600

          Securities  registered  pursuant to  Section  12(g)  of the  Act:


                                    Title of Class

                    42,711 Limited Partnership Assignee Interests

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
          Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes    X    No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

               The Registrant's outstanding securities consist of assignee interests in limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

               Documents incorporated by reference.     None






                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                           (A Delaware Limited Partnership)
                             1995 Form 10-K Annual Report



                                  TABLE OF CONTENTS


                                        PART I


                                                                    Page


          Item 1.  Business                                           1
          Item 2.  Properties                                         2
          Item 3.  Legal Proceedings                                  3
          Item 4.  Submission of Matters to a Vote of Security Holders3


                                       PART II


          Item 5. Market for the Registrant's Pension Notes and Limited Partnership Assignee Interests and Related Partnership
          Matters  3
          Item 6.  Selected Financial Data                            4
          Item 7.  Management's  Discussion  and   Analysis  of   Financial
          Condition
                   and Results of Operations                          4
          Item 8.  Financial Statements and Supplementary Data        6
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure               21


                                       PART III


          Item 10. Directors and Executive Officers of the Registrant21
          Item 11. Executive Compensation                            24
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management                                        24
          Item 13. Certain Relationships and Related Transactions    24

                                       PART IV


          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 25

                                        PART I


          Item 1.  Business

               NHP Retirement Housing Partners I Limited Partnership (the Partnership), a Delaware limited partnership was formed under the Delaware Revised Uniform Limited Partnership Act as of March 10, 1986. On September 23, 1986, the Partnership commenced offering 25,000 Assignee Interests and 50,000 Pension Notes, both at a price of $1,000 per unit (the Offering) . The Partnership subsequently exercised its right to increase the offering to 75,000 Assignee Interests and 100,000 Pension Notes. The offering was managed by NHP Real Estate Securities, Inc. and was terminated on September 22, 1987, with subscriptions for 42,711 Assignee Interests and 42,697 Pension Notes.

               The Assignee Interests were sold to taxable individuals or entities and represent assignments of limited partnership interests in the Partnership issued to NHP RHP-I Assignor Corporation (Assignor Corporation), a Delaware corporation, the assignor and sole limited partner. Pension Notes were sold to qualified profit-sharing, pension and other retirement trusts, bank commingled trust funds for such trusts, Keogh Plans and IRAs, government pension and retirement trusts, and other entities intended to be exempt from Federal taxation. The Pension Notes are nonrecourse obligations of the Partnership issued under a Trust Indenture between the Partnership and The National Bank of Washington, (NBW) Washington, D.C., as Trustee, and have a preference over the Assignee Interests with respect to payment. In August 1990, the assets of NBW were purchased by Riggs National Bank, Washington, D.C. which became the successor trustee.

               At December 31, 1994, the General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I), a Delaware limited partnership, and NHP/RHGP-I held a 2% interest as general partner in the Partnership. The sole general partner of NHP/RHGP-I is The National Housing Partnership (NHP), a District of Columbia limited partnership. NHP's sole general partner is National Corporation for Housing Partnerships (NCHP), a District of Columbia corporation. All of the outstanding shares of NCHP, and 99% of NHP's limited partnership interests are owned by NHP Incorporated, a Delaware corporation. NHP Incorporated's controlling shareholders are Demeter Holdings Corporation (a Massachusetts nonprofit corporation, which is wholly-owned/controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation created by the constitution of Massachusetts), and Capricorn Investors, L.P. (a Delaware investment limited partnership, whose general partner is Capricorn Holdings, G.P., a Delaware general partnership).

               As of December 31, 1994, the limited partners of  NHP/RHGP-I are 1225 Eye Street RHP-I Associates, a Maryland limited partnership whose general partner is NHP and whose limited partner is a key employee of NCHP, and NHP.

               On December 19, 1991, NHP/RHGP-I executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRG), a Texas corporation, for the transfer of its general partner interests in the Partnership. CRG assigned its rights under this purchase agreement to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH), a Texas corporation. The substitution of CRGSH as sole general partner of the Partnership required the consent of 50% or more of the outstanding Assignee Interests which had been issued by the Partnership and assigned by Assignor Corporation to the Assignee Holders. Under the Partnership Agreement, holders of the nonrecourse Pension Notes are not entitled to vote. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH became the new sole general partner of the Partnership. CRGSH is a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital). Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck. The address of the principal executive offices of CRGSH is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership
          (214)770-5600.

               The Partnership's business is to acquire existing and to develop new residential rental properties for retirement age occupants (the Properties) to the extent possible on an all cash basis (without third party mortgage indebtedness) and to operate such Properties. The Partnership presently owns four properties in fee and has a 99.99% interest in a fifth property. See Item
          2. Properties for a description of these Properties and the business plan for these Properties.

               Effective January 1, 1992, CRGSH was selected by NHP/RHGP-I to manage the five Properties of the Partnership. Effective June 1, 1993, the Partnership entered into a Partnership Management Agreement with CRGSH to provide administrative services on behalf of the Partnership. This Partnership management agreement was terminated effective upon CRGSH becoming the substitute general partner. CRGSH became the General Partner effective January 23, 1995 and assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. ("CSL") effective February 1, 1996.

               The  Partnership did not  have any employees  as of December
          31, 1995.

          Regulatory Matters

               Federal, state and local government regulations govern fitness and adequacy, equipment, personnel and standards of medical care at a health care facility, as well as health and fire codes. Changes in the applicable regulations could adversely affect the operations of a property, which could also affect the financial results of the Partnership. Risks of inadequate cost reimbursement from various government programs such as Medicaid and Medicare may also impact lessees' ability to fulfill their lease obligations to the Partnership. Any impact from proposed health care legislation is not known at this time; however, such impact could adversely affect cost reimbursements from various government programs.

          Item 2.   Properties

               The following is a schedule of the Properties owned by the Partnership. All of the Properties are owned in fee directly by the Partnership except The Amberleigh, which is owned by a limited partnership in which the Partnership is a 99.99% partner. The Properties are encumbered by mortgages in favor of the trustee for the benefit of the Pension Note holders.

                                      Units Occupied      Units Occupied
                            Number  as a Percentage of  as a Percentage of
             Property         of    Total Units, as of  Total Units, as of
           Name/Location     Units   December 31, 1995   December 31, 1994

          The Heatherwood,    160           89%                 91%
           Southfield, Michigan

          Veranda Club        189           93%                 92%
           Boca Raton, Florida

          The Amberleigh      271           95%                 93%
           At Woodstream Farms
           Williamsville, New York

          The Atrium at Carmichael          153                 93%97%
            Sacramento, California

          Crosswood Oaks      122           83%                 87%
            Sacramento, California

               The cornerstones of the  General Partner's business plan for continuing to improve the Properties' performance are expanding the services offered to residents to include special services or home health care programs, continued effective use of creative marketing techniques such as outreach to local hospitals and physicians, and sound, cost effective site operations. The introduction of special services and home health care is intended to end the premature loss of tenants which some of the
          Partnership's properties have experienced in the past. Special services and home health care also tends to attract the well elderly to a community because they see the possibility of receiving assistance in their day-to-day living (e.g., bathing, dressing, eating and taking medication) without having to move to another home at a difficult time. Thus, offering special services and home health care tends to attract more people who know they can stay for a longer period, with obvious benefits to the community's occupancy and resident turnover. The General Partner believes this philosophy provides an opportunity for improved operations at the Properties.

               Due to aging of the Properties and the Partnership's goal to remain competitive in the real estate markets, the General Partner developed a capital improvement program that was implemented in 1994 and scheduled to be completed in 1996. The program varies by property, but generally includes painting of the building, replacement of carpet and curtains, purchase of new furniture and furniture refurbishment, and purchase of new equipment. In 1994 and 1995, $430,197 and $712,919, respectively, was spent for capital expenditures. Budgeted capital expenditures for 1996 are approximately $388,412.

          Item 3.   Legal Proceedings

               The Partnership is not involved in any material legal proceedings as of March 27, 1996.

          Item 4.   Submission of Matters to a Vote of Security Holders

               None.

                                       PART II


          Item 5. Market for the Registrant's Pension Notes and Limited Partnership Assignee Interests and Related Partnership Matters

               (a) Assignee Interests and Pension Notes were sold through a public offering managed by NHP Real Estate Securities, Inc. There is not currently, and it is not anticipated that there will be, any established public trading market for resale of Assignee Interests or Pension Notes. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

               (b) As of March 15, 1996, there were 2,449 registered holders of Assignee Interests and 3,945 registered holders of Pension Notes.

                    As of March 15, 1996, an affiliate of the general partner of the Partnership purchased approximately 1,430 Pension Notes, or approximately 3.35% of the Partnership's outstanding Pension Notes at an average price of $423 per Pension Note.

               (c) Each Pension Note bears stated interest in an amount equal to 13 percent per annum, 9 percent of which was subject to deferral through December 31, 1988 and 6 percent of which is subject to deferral thereafter. Interest is payable quarterly. Quarterly distributions of Cash Available for Distribution (as defined in the Partnership Agreement) are payable to Assignee Interest Holders within 60 days after the end of each three-month period, subject to the General Partner's right to restrict or suspend such distributions for limited periods, if the General Partner, in its absolute discretion, determines that such restriction or suspension is in the best interests of the Partnership.

                    For each of the years ended December 31, 1995, 1994 and 1993, interest paid to the Pension Note Holders as a group totalled $2,987,040 per year. With respect to the fourth quarter of 1995, interest payments paid to Pension Note Holders on February 29, 1996 amounted to $752,734.

                    No cash distributions were paid to the Assignee Interest Holders during 1995, 1994, or 1993. As presented in the Statement of Cash Flows (pages 12 and
                    13), cash and cash equivalents decreased $114,543 and $155,963 for the years ended December 31, 1995 and 1994, respectively. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions will be suspended until operating results significantly improve. See Item 7 below.

            Item 6.  Selected Financial Data

                                                               Years Ended December 31,

                                       1995       1994        1993       1992       1991

            Revenue             $14,020,626  $13,445,022 $12,247,313 $10,947,444$10,089,174

            Loss due to reduction
              in carrying value of
              rental property   $         0 $          0 $  3,300,000 $             0$             0

            Net loss            $ 3,690,549  $ 3,773,975 $  7,580,517 $ 4,670,855$ 5,043,413

            Net Loss per Assignee Interest$           85$           87$          174$         107$
                  116



                                                  -5-





            Total assets        $57,749,496  $58,967,958 $60,399,012$65,821,271$68,504,078

            Long-term obligations -
              Pension Notes, and related
              interest payable  $60,573,461  $58,039,450 $55,729,421$53,604,651$51,693,480
            Cash distributions per
               Assignee Interest$             0$             0$             0$            0$             0

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

           Income from rental operations increased to $2,377,625 from $2,177,663 and $1,380,087 for the years ended December 31, 1995,
          1994, and 1993, respectively. Rental revenue increased in 1995 to $13,754,959 from $13,187,354 in 1994, or an increase of 4.3%, primarily as a result of rental rate increases. Rental expenses also increased to $11,643,001 in 1995 from $11,267,359 in 1994, or an increase of 3.3%, reflecting increased costs primarily in salaries, administration, depreciation, taxes and insurance costs and food services. The Partnership's net loss is $3,690,549, $3,773,975 and $7,580,517 for the years ended December 31, 1995,
          1994 and 1993, respectively. A $3,300,000 charge to reduce the carrying value of rental property was recorded in 1993.

           Rental revenue increased in 1994 to $13,187,354 from $11,999,118 in 1993, or an increase of 9.9%, primarily as a result of increased rental rates. Rental expenses also increased to $11,267,359 in 1994 from $10,867,226 in 1993, or an increase of
          3.7%, reflecting increased costs in salaries, utilities, maintenance, resident services and food services.

          Liquidity and Capital Resources

           Net cash provided by operating activities during 1995 was $659,336, representing a significant improvement over 1994's net cash provided by operating activities of $334,887 and 1993's net cash used in operations of $58,971. Rent collections increased in 1995 to $13,747,228 from $13,180,197 in 1994, an increase of
          4.3%, primarily from rental rate increases. Rental collections likewise increased from $11,998,352 in 1993 to $13,180,197 in 1994, or an increase of 9.9%, primarily from rental rate increases. Operating expenses paid increased from $10,116,279 in 1994 to $10,366,496 in 1995, or an increase of 2.5%, reflecting increased salary costs, food, administration, depreciation, taxes and insurance costs. Operating expenses paid increased from $9,320,154 in 1993 to $10,116,279 in 1994, or an increase of
          8.5%, reflecting increased costs in salaries, utilities, maintenance, resident and food service. Interest paid was $2,987,040 in 1995, 1994 and 1993.

           For the year ended December 31, 1993, cash generated from rental operations prior to the payment of interest expense was not sufficient to pay all of the interest on the $42,672,000 of outstanding Pension Notes. For the years ended 1995 and 1994, cash generated from rental operations was sufficient to pay the base interest amount of $2,987,040. The 1993 shortfall in cash flow from operations to meet the interest payments was funded from available cash on hand during 1993. Interest payments on the Pension Notes are accrued at a 13% rate, but were paid based on a 7% pay rate in 1995, 1994, and 1993. The remaining 6% unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes continues to be accrued and is due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 1995, amounted to $17,901,461. At the time of the maturity of the Pension Notes, total principal and accrued interest due will approximate $81 million.

           Cash and cash equivalents at December 31, 1995, amounted to $3,478,604 as compared to $3,593,147 at December 31, 1994. Cash required by operations, including interest on Pension Notes, has been funded by maturing short-term investments or available cash on hand. Though operations improved in the current year, if operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements or for payment of the Pension Notes and accrued interest as described below. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions to the Assignee Interest Holders will be suspended until operating results significantly improve.

           The Trust Indenture Agreement (the Indenture) governing the terms of the Pension Notes provides for certain events of default. The Partnership would be in default under the Notes for any of the following reasons: (i) the failure of the Partnership to pay interest on a quarterly basis for any quarter at the stated pay rate of 7%; (ii) the default in payment of principal of the Pension Notes at maturity or upon call or redemption of the Notes; (iii) default by the Partnership in the performance or breach of any covenant; and (iv) institution or decree of bankruptcy of the Partnership. All covenants included in the Indenture are non-financial in nature. Additionally, the Indenture provides for call or redemption of the Notes either at the election of the Partnership or upon sale or refinancing of the underlying properties of the Partnership.

           The Partnership Agreement limited the number of Pension Notes to 50,000, or $50 million during the Offering. Of the available 50,000, 42,697 Pension Notes were subscribed. The Partnership Agreement does not specifically prohibit the Partnership from incurring additional mortgage indebtedness related to the Properties by borrowing from banks and other institutional lenders in order to finance the acquisition and development of Properties. Although it is the present intent of the Partnership to hold the Properties free and clear of third party mortgage indebtedness (other than the mortgages in favor of the Pension Notes), to the extent that financing is available at favorable rates and would be in the best interest of investors, the

          Partnership may obtain future financings for Properties, subject to applicable limitations.

           Although cash flow from operations significantly improved in 1995, cash generated from operations over the past several years prior to 1994 has not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interest and Pension Notes, after the acquisition of the Partnership's Properties. Given the level of the Partnership's cash reserves at December 31, 1995, if the Partnership is unable to increase cash generated from operations over time, cash reserves may be exhausted and the Partnership may be unable to meet its obligations.

           If interest payments continue to be deferred at the current rate (see Note 6), the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity.

           Properties owned by the Partnership may still exceed current market values as of December 31, 1995. Should the Partnership be forced to dispose of one or more of its Properties, it could incur a loss. The Partnership, however, does not intend to sell any Properties in the near future, but rather intends to continue to hold and operate them as rental Properties. As a result, the Partnership has not obtained appraisals of the current market value of its Properties.

           Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.

          Item 8.  Financial Statements and Supplementary Data

           The  financial  statements   and  supplementary   data  of   the
          Partnership are included on pages 9 through 22 of this report.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                           STATEMENTS OF FINANCIAL POSITION

                            December 31,
                                                        1995         1994

                                                               ASSETS
          (Note 6)

          Cash and cash equivalents (Note 2)    $  3,478,604  $  3,593,147
          Interest receivable                          1,265         1,242
          Other receivables (Note 4)                 858,722       850,991

          Pension notes issuance costs             1,519,426     1,774,218
          Organization and offering costs            314,878       364,654
          Prepaid expenses                           279,152       273,393
          Rental property (Notes 4 and 10):
           Land                                    6,318,028     6,318,028
           Buildings and improvements, net of
              accumulated depreciation of $12,137,832 in 1995 and
              $10,612,319 in 1994                 44,942,735    45,755,329
          Other assets                                36,686        36,956

          Total assets                          $ 57,749,496  $ 58,967,958


                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

          Liabilities:
           Accounts payable                      $   591,228  $    502,854
           Interest payable (Note 6)              17,901,461    15,367,450
           Pension notes (Note 6)                 42,672,000    42,672,000
           Purchase installments (Note 4)            552,000       552,000
           Other liabilities (Note 4)                833,116       922,454

                                                  62,549,805    60,016,758
          Partners' equity (deficit):
           General Partner                        (1,332,625)   (1,197,854)
           Assignor Limited Partner - 42,691
             investment units outstanding         (3,467,684)      149,054

          Total partners' equity (deficit)      (  4,800,309)   (1,048,800)

          Total liabilities and partners' equity (deficit)$ 57,749,496$ 58,967,958






                            See notes to financial statements.

                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                         A LIMITED PARTNERSHIP

                                       STATEMENTS OF OPERATIONS



                                                                       Year          Ended
            December 31,
                                                         1995         1994         1993

            REVENUES:
             Rental income                          $13,754,959 $13,187,354  $11,999,118
             Interest income                             83,348      71,462       68,333
             Other income                               182,319     186,206      179,862

                                                                              14,020,626
            13,445,022                               12,247,313
            COSTS AND EXPENSES:Salaries,    related   benefits    and   overhead    reimbursements   (Note
            3)                                        3,919,906   3,857,590    3,494,729

               Management fees, dietary fees and other services (Note 3)1,326,2721,312,079
            1,297,070               Insurance advisory fees and reinsurance premiums (Note 3)091,922
            93,739
               Administrative and marketing             700,594     608,230      708,751
               Utilities                                852,805     889,124      783,163Maintenance444,394421,579385,301
               Resident services, other than salaries   292,097     263,484      216,168
               Food services, other than salaries     1,513,898   1,432,153    1,327,502
               Depreciation                           1,525,513   1,439,377    1,583,935
               Taxes and insurance                    1,067,522     951,821      976,868
                                                                              11,643,001
            11,267,359                               10,867,226
            INCOME FROM RENTAL OPERATIONS             2,377,625   2,177,663    1,380,087

            COSTS AND EXPENSES:
             Interest expense - pension notes (Note 6)5,521,051   5,297,069    5,111,810
             Loss due to reduction in carrying value of rental property (Note 10) 003,300,000
             Amortization of pension
               notes issuance costs                     254,792     254,792      254,792
             Amortization of organizationand offering costs  49,776  49,776       49,776
             Other expenses                             242,555     350,001      244,226

                                                                               6,068,174
            5,951,638                                 8,960,604
            NET LOSS                                $(3,690,549)$(3,773,975) $(7,580,517)

            ALLOCATION OF NET LOSS:General Partner                                                $
            (73,811)                                $   (75,480)$    (151,610)
            Assignor Limited Partner                 (3,616,738) (3,698,495)  (7,428,907)

                                                                             $(3,690,549)$(3,773,975)$ (7,580,517)

            NET LOSS PER ASSIGNEE INTEREST         $        (85)$        (87)$         (174)

                                  See notes to financial statements.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                              General
                                                       Partner-
                                                    Capital Realty  Assignor
                                                     Group Senior    Limited
                                                     Housing, Inc.   Partners   Total



            Partners' equity (deficit) at
                           January 1, 1993           $  (849,455)$ 11,276,456 $ 10,427,001

            Distributions                            (60,656)           -        (60,656)

            Net Loss                                (151,610)    (7,428,907)  (7,580,517)

            Partners' equity (deficit) at December 31, 1993      (1,061,721)   3,847,549
            2,785,828

            Distributions                            (60,653)             -      (60,653)

            Net Loss                                 (75,480)    (3,698,495)  (3,773,975)

            Partners' equity (deficit) at December 31, 1994      (1,197,854)     149,054
            (1,048,800)

            Distributions                            (60,960)             0      (60,960)

            Net Loss                                 (73,811)    (3,616,738)  (3,690,549)

            Partners' equity (deficit) at December 31, 1995     $(1,332,625) $(3,467,684)
            $(4,800,309)
                                  See notes to financial statements.


                         NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                         A LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                              Years Ended December 31,
                                                     1995         1994       1993

            Cash flows from operating activities:

             Rent collections                          $13,747,228$13,180,197$11,998,352
             Interest received                              83,325     71,803     70,009
             Other income                                  182,319    186,206    179,862
             Management fees, dietary fees
               and other services                       (1,326,188)(1,312,855)(1,297,071)
              Salary, related benefits
               and overhead reimbursements              (3,925,369)(3,858,879)(3,339,988)
              Insurance advisory services
               and reinsurance premiums                          0    (91,922)   (93,739)
             Other operating expenses paid              (5,114,939)(4,852,623)(4,589,356)
             Interest paid                              (2,987,040) (2,987,040)   (2,987,040)

             Net cash provided by (used in) operating activities    659,336    334,887     (58,971)

            Cash flows from investing activity:
             Capital expenditures                         (712,919)  (430,197)  (203,447)


             Net cash used in investing activity          (712,919)  (430,197)   (203,447)

            Cash flows from financing activity:
             Distributions                                 (60,960)   (60,653)     (60,656)

            Net cash used in financing activity            (60,960)   (60,653)     (60,656)

            Net decrease in cash and cash equivalents     (114,543)  (155,963)  (323,074)


            Cash and cash equivalents at beginning of year 3,593,147 3,749,110  4,072,184

            Cash and cash equivalents at end of year    $3,478,604 $3,593,147$ 3,749,110











                                  See notes to financial statements.


                   NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS

                                     (continued)

                             Years Ended December 31,
                                                            1995       1994        1993

            RECONCILIATION OF NET LOSS TO NET CASH
               PROVIDED BY (USED IN) OPERATING ACTIVITIES:

            Net loss                                        $(3,690,549)$(3,773,975)
            $(7,580,517)

            Adjustments to reconcile net loss
             to net cash provided by (used in) operating activities:

             Loss due to reduction in carrying value
               of rental property                                0          0  3,300,000
             Depreciation                                1,525,513  1,439,377  1,583,935
             Amortization of organization costs             49,776     49,776     49,776
             Amortization of pension notes issuance costs  254,792    254,792    254,792

             Changes in operating assets and liabilities:
               Interest receivable                             (23)       341      1,676
               Other assets and receivables                 (7,461)    (5,569)    92,906
               Prepaid expenses                             (5,759)   (33,429)    19,547
               Accounts payable                             88,374    (51,631)   159,100
               Interest payable                          2,534,011  2,310,029  2,124,770
               Other liabilities                           (89,338)   145,176    (64,956)

            Net cash provided by (used in) operating activities$  659,336$  334,887$   (58,971)


















                            See notes to financial statements.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                              December 31, 1995 and 1994



          1.   SUMMARY   OF   PARTNERSHIP   ORGANIZATION  AND   SIGNIFICANT
               ACCOUNTING POLICIES

               Organization

                    NHP Retirement Housing  Partners I Limited  Partnership
               (the Partnership) is a limited partnership organized under the laws of the State of Delaware on March 10, 1986. The Partnership was formed for the purpose of raising capital by issuing both Pension Notes (Notes) to tax-exempt investors and selling additional partnership interests in the form of Assignee Interests (Interests) to taxable individuals. Interests represent assignments of the limited partnership interests of the Partnership issued to the Assignor Limited Partner, NHP RHP-I Assignor Corporation. The proceeds from the sale of the Notes and Interests have been invested in residential rental properties for retirement age occupants.

                    A  description of  the Projects  now owned  directly or
               indirectly and operated by the Partnership is as follows:

                    The Amberleigh. This project is a 271 unit retirement living center located in Williamsville, New York. The facility was approximately 95% and 93% occupied at December 31, 1995 and 1994, respectively.

                    The Atrium of Carmichael. This project is a 153 unit retirement living center located in Sacramento, California. This facility was approximately 93% and 97% occupied at December 31, 1995 and 1994, respectively.

                    Crosswood Oaks. This project is an 122 unit retirement living center located in Sacramento, California. This facility was approximately 83% and 87% occupied at December 31, 1995 and 1994, respectively.

                    The Heatherwood. This project is an 160 unit retirement living center located in Southfield, Michigan. This facility was approximately 89% and 91% occupied at December 31, 1995 and 1994, respectively.

                    Veranda Club. This project is an 189 unit retirement living center located in Boca Raton, Florida. This facility was approximately 93% and 92% occupied at December 31, 1995 and 1994, respectively.


               Significant Accounting Policies

                    Offering costs  and issuance costs related  to the sale
               of Notes are being amortized using the straight line method over the term of the Notes. Accumulated amortization at December 31, 1995 was $2,038,336. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Organization costs, certain pre-occupancy marketing costs and offering costs related to the sale of Interests are being amortized over a period of sixty months. Accumulated amortization at December 31, 1995 was $398,208. Direct costs of acquisition, including acquisition fees

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                     (Continued)

               and expenses paid to the General Partner, have been capitalized as a part of buildings and improvements. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are performed.

                    Interest  expense  on  Notes  is  calculated  using  an
               effective interest method (see Note 6). Operating deficit and cash flow guarantee payments received from the sellers of The Heatherwood, The Atrium and Crosswood Oaks are recognized as a reduction of the basis of the respective properties.

                    Buildings and improvements are recorded at the lower of
               cost or net recoverable value (Note 10) and depreciated using the straight-line method, assuming a 30-year life and a 30% salvage value.

                    The cost of rental property and their useful lives are summarized as follows:

                                                Useful Life    1995         1994

                  Land                                  $  6,318,028   $  6,318,028

                  Land improvements           30 years $      52,043  $      39,910

                  Building and building
                   improvements                 30 years  55,067,422     54,783,283
                  Furniture and equipment      5 years     1,961,102      1,544,455







                                                          57,080,567     56,367,648

                  Less-accumulated
                  depreciation                          ( 12,137,832)  ( 10,612,319)
                                                         $44,942,735    $45,755,329

                        Rental  income  is  recognized  when  earned  based  on
               residents'  signed  rental   agreements.    Rental  payments
               received in advance are deferred and recognized when earned.

                    The preparation  of financial statements  in conformity
               with generally accepted accounting principles requires management to make estimates and assumption that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          2    CASH AND CASH EQUIVALENTS

                    As  of December  31,  1995  and  1994,  cash  and  cash
               equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

                    Cash and cash  equivalents also  includes $493,425  and
               $437,601 of tenant security deposits at December 31, 1995 and 1994, respectively, which are designated for the purpose of providing refunds to tenants upon move-out.

          3.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

                    Through January  22, 1995, the sole  general partner of
               the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I). The sole limited partner of the Partnership is NHP RHP-I Assignor Corporation, a Delaware corporation which is an affiliate of NHP/RHGP-I.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                     (Continued)


                    On December  19, 1991, the General  Partner executed an
               amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRGP) for the transfer of the General Partner's interest in the Partnership, subject to the approval of Assignee Holders. CRGP's rights and obligations under the purchase agreement were subsequently assigned to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH). CRGSH is the management agent under a five year contract with an option to renew for an additional five years under certain conditions. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH has become the new sole general partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. ("CSL"). CRGSH and CSL received $1,326,188, $1,312,855, and
               $1,297,071  in  1995,  1994  and  1993,  respectively,   for
               management fees, dietary services fees and other operating expense reimbursements related to services provided to the Properties and the Partnership.

                    Personnel working  at  the Property  sites and  certain
               home office personnel who perform services for the Partnership are employees as of February 1, 1995 of CSL, an affiliate of CRGSH, and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 1995, 1994 and 1993, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $3,925,369, $3,858,879 and $3,339,988, respectively.

                    In addition, the  Partnership paid $91,922  and $93,739
               to  an  affiliate  of  NHP/RHGP-I   for  insurance  advisory

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

               services and reinsurance premiums during 1994 and 1993, respectively.

                    During  1995,  an  affiliate  of  the  General  Partner
               purchased approximately 1,388 Pension Notes, or approximately 3.25% of the Partnership's outstanding Pension Notes at an average price of $423 per Note.

          4.   ACQUISITION OF RENTAL PROPERTY

                    In connection  with the purchase of  the Heatherwood in
               1988, the Partnership has recorded receivables of $826,877 from the seller and purchase installments and other liabilities due to the seller totalling $816,583. The Partnership is attempting to negotiate a settlement of these amounts. Amounts due to the Seller at December 31, 1995 include $264,583 in property management fees and the remaining $525,000 plus accrued interest of $27,000 purchase installment payment due to the seller.

          5.   CASH DISTRIBUTION POLICIES

                    The Partnership Agreement allows for quarterly payments
               of substantially all Cash Available For Distribution Before Interest Payments (as defined in the Partnership Agreement), subject to the following: (i) distributions to Assignee Holders may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interests of the Partnership; and (ii) all Assignee Holder distributions are subject to the payment of Partnership expenses and maintenance of working capital reserves.

                    Cash   Available   For  Distribution   Before  Interest
               Payments  generally  consists  of  cash  received  from  the ordinary operations of the Partnership less operating expenses, without reduction for interest payments to Pension Note Holders, and working capital reserves. Distributions of Cash Available For Distribution Before Interest Payments are made in the following order of priority, to the extent available:

                    First, to the General Partner in an amount equal to 2 percent of Cash Available For Distribution Before Interest Payments for each quarterly cash distribution period (payable only if the Note Holders receive the distribution as described below).

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

                    Second, to the Note Holders in an amount equal to an annual return of 7 percent on the adjusted principal amount of their Pension Notes for each quarterly cash distribution period.

                    Third, to the Assignee Holders in an amount equal to an annual return of 7 percent on their adjusted capital contributions for each quarterly cash distribution period.

                    Fourth, to the Note Holders and Assignee Holders pro rata based on the relationship between the adjusted principal amount of the Pension Notes to the adjusted capital contributions of the Assignee Holders until the Note Holders have received an amount equal to an aggregate annual return of 10 percent on the adjusted principal amount of their Pension Notes for each quarterly cash distribution period and the Assignee Holders have received an amount equal to an aggregate annual return of 10 percent on their adjusted capital contributions for each quarterly cash distribution period.

                    Fifth, to the General Partner as a Partnership Incentive Fee in an amount equal to 8 percent of Cash Available For Distribution Before Interest Payments for the fiscal year. If the amount of Cash Available for Distribution Before Interest Payments for any fiscal year is insufficient to pay the General Partner its Partnership Incentive Fee, the fee shall not accrue and shall not be paid from Cash Available For Distribution Before Interest Payments payable in subsequent fiscal years.

                    Sixth, the balance to the Note Holders and Assignee Holders pro rata based on the relationship between the adjusted principal amount of the Pension Notes to the adjusted capital contributions of the Assignee Holders. However, the amount of interest payable to the Note Holders shall not exceed a cumulative noncompounded return of 13 percent per annum on the adjusted principal amount of their Pension Notes. No payments of Cash Available For Distribution Before Interest
                    Payments shall reduce the principal balance of the Pension Notes.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

                    No  distributions were  paid  to the  Assignee Interest
               Holders during 1995, 1994 or 1993 (also see Note 12). The General Partner anticipates that distributions to Assignee Interest Holders will be suspended until operating results significantly improve.

                    Cash  received  from  sales   or  refinancings  of  any
               Partnership Property, after retirement of applicable mortgage debt and the payment of all expenses related to the transaction and any payments of debt service on the Pension Notes including interest at a noncompounded rate of 13% per annum less any prior payments (see Note 6), is to be distributed in the following manner:

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)


                    First, to the Interest Holders until their adjusted capital accounts are reduced to zero;

                    Second, to the Interest Holders until cumulative cash distributions received equal a 13% non-compounded return on their adjusted capital accounts, reduced by prior distributions;

                    Third, to the General Partner in the form of a disposition fee; and

                    Fourth, 85% to the Interest Holders and 15% to the General Partner.

                    Net  income or loss from operations is allocated to the
               Interest Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90% to the Assignee Holders as a class and 10% to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2% for 1995, 1994 and 1993 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. During 1994 and 1993, the General Partner assigned $60,653 and $30,263, respectively, of such distributions to CRGSH. Accordingly, net loss for each of the three years ended December 31, 1995 was allocated in the same manner.

          6.   PENSION NOTES

                    The  Notes bear stated simple interest  at a rate equal
               to 13% per annum. Payment of up to 9% of stated interest was subject to deferral through December 31, 1988 and payment of up to 6% of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using an effective interest method, interest on principal and accrued interest of the Notes has been accrued at the rate of approximately 9% per annum compounded quarterly. The approximate 9% effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid and will provide a liability for the full amount of deferred interest upon the maturity of the Notes. If interest had been provided based on 13% versus the

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

               effective rate of approximately 9%, an additional liability of approximately $4,821,379 would be recorded at December 31, 1995 and future interest expense would be reduced by this amount. The Partnership made payments of $2,987,040 per year in 1995, 1994 and 1993 to Note holders. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets (see Note 9). The liability of the Partnership under the Notes is limited to the assets of the Partnership. The Notes are subject to redemption in whole or in part upon not less than 30 nor more than 60 days prior notice, at the election of the Partnership.


          7.   DISTRIBUTIONS TO PARTNERS

                    During  1995,  1994  and  1993,   the  General  Partner
               received distributions, representing 2% of the Cash Available For Distribution Before Interest Payments to the Note Holders. During 1994 and 1993, the General Partner assigned such distributions to CRGSH as part of the management arrangement. The Partnership did not make a distribution to the holders of Assignee Interests during 1995, 1994 or 1993.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

          8.   INCOME TAXES

                    The  Partnership  is  not taxed  on  its  income.   The
               partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from possibly off-setting their distributive share of the tax loss against taxable income from other sources subject to application of passive loss rules and subject to "At Risk" basis limitation. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in computing depreciation and interest on the Notes and determining start-up and marketing expenses for financial reporting and Federal income tax purposes.

                    For   Federal  income  tax  purposes,  the  Partnership
               computes depreciation of buildings and improvements using the Modified Accelerated Cost Recovery System (MACRS) and the Accelerated Cost Recovery System (ACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 30-year life and a 30% salvage value. Interest on Notes is computed in accordance with Internal Revenue Service regulations for original issue discount for Federal income tax purposes, while for financial statement purposes, interest on Notes is computed using an effective interest method. Start-up and marketing costs incurred prior to initial occupancy are capitalized and amortized over sixty months for Federal income tax purposes, while for financial statement purposes, only those start-up and marketing costs that are expected to benefit future operations have been capitalized and amortized over sixty months.

               A reconciliation between financial statement net loss and net loss for tax purposes follows:

                                                              Years Ended December  31,


                                                    1995          1994       1993
                  Net loss per
                  financial statements         $3,690,549    $3,773,975  $7,580,517

                  Temporary differences in determining
                  losses for Federal income tax purposes








                   NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

                       Depreciation               671,332       923,302     782,341
                       Amortization of start-up
                        and marketing costs       (48,116)      (19,366)    (48,116)
                       Interest expense -
                        pension notes          (2,673,201)   (2,471,909) (2,282,284)

                  Loss due to reduction in carrying
                    value of rental
                     property             $             -$             -$(3,300,000)
                  Miscellaneous                   (18,001)      (11,175)    140,622

                  Loss per tax return         $ 1,622,563   $ 2,194,827 $ 2,873,080

                  The basis of  building and improvements, net of  accumulated
               depreciation,   for   Federal  income   tax   purposes   was
               $38,724,490 and $40,208,416  at December 31, 1995 and  1994,
               respectively.

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

          9.   FUTURE OPERATIONS AND CASH FLOWS

                    Although  cash flow  from operations improved  in 1995,
               cash generated from operations over the past several years prior to 1994 has not been adequate to meet the Partnership's minimum interest payment requirements. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interest and Pension Notes, after the acquisition of the Partnership's Properties. Given the level of the Partnership's cash reserves at December 31, 1995, if the Partnership is unable to increase cash generated from operations over time, cash reserves may be exhausted and the Partnership may be unable to meet its obligations.

                    If  interest payments  continue to  be deferred  at the
               current rate (see Note 6), the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity.

                    Management plans  to continue to manage  the Properties
               prudently to achieve positive cash flows from operations after interest payments.

          10.  VALUATION OF RENTAL PROPERTY

                    In  accordance with FASB  Statement No 121, "Accounting
               for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a shortfall exists, a write-down would be warranted based on the estimated shortfall of discounted cash flows. The Partnership performs such evaluations on an ongoing basis by comparing each property's net book value to the total estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

               sale of the properties on December 31, 2001. Sales proceeds, net of an estimated 3% cost of disposal, are estimated using a 10% capitalization rate of the net operating income projected for each property for the year 2001. As a result of operating budget revisions during 1993 which reduced projected undiscounted cash flows, evaluations prepared at September 30, 1993 indicated that write-downs at that date were necessary. Therefore, as of September 30, 1993, write-downs in the amounts of $2,000,000 and $800,000 were recorded on the Crosswood Oaks and Atrium properties, respectively. As of December 31, 1993, an evaluation of projected future undiscounted cash flows disclosed that, as of December 31, 1993, additional write-downs of $400,000 and $100,000 were required on the Crosswood Oaks and Atrium properties, respectively. After recording these additional amounts, the total write-down recorded for 1993 was $3,300,000 and is reflected as loss due to reduction in carrying value of rental property in the accompanying statements of operations for the year ended December 31, 1993. The primary factors that resulted in the reduced projected undiscounted cash flows as compared in the previous year were increased projected future capital expenditures for these two properties as well as reductions in the projected occupancy rates and higher operating costs as a percentage of revenue than that originally projected. The Partnership will continue to evaluate the operations of all of its Properties, and should actual cash flows fall short of projected cash flows on any of its properties, further reductions in carrying value may be necessary. Based on the Partnership's evaluation of each respective property during December 31, 1995 and 1994, no additional write-downs were taken.

                    Even   after  the  write-downs   discussed  above,  the
               carrying value of Crosswood Oaks and The Atrium as well as the other Properties owned by the Partnership may still exceed current market values as of December 31, 1995. Should the Partnership be forced to dispose of one or more of its Properties, it could incur a loss. The Partnership, however, does not intend to sell any Properties in the near future, but rather intends to continue to hold and operate them as rental properties. As a result, the Partnership has not obtained appraisals of the current market value of its Properties.

          11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                A LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

                                    (continued)

                    The  carrying  amounts  and  fair  values  of financial
               instruments at December 31, 1995 and 1994 are as follows:

                                                    1995            1994
                                    Carrying           Fair       Carrying    Fair
                                           Amount     Value        Amount     Value

            Cash and cash
            equivalents       $ 3,478,604 $ 3,478,604  $3,593,147 $3,593,147
            Pension Notes      42,672,000  17,932,740  42,672,000  17,078,800

               The following methods and assumptions were used by the General Partner in estimating its fair value disclosures for financial instruments:

                    Cash  and  cash  equivalents:    The  carrying  amounts
                    reported in the balance sheet for cash and cash equivalents approximate fair value.

                    Pension Notes:   The fair values  of Pension Notes  are
                    based on quoted market price.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                    The   Partnership's   former  independent   accountant,
               Deloitte & Touche LLP, was dismissed by the Partnership on July 17, 1995. Deloitte & Touche's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. The Partnership engaged Ernst & Young as its independent accountant on July 17, 1995.

                                       Part III

          Item 10. Directors and Executive Officers of the Registrant

                    (a). The Partnership has no directors, executive officers or significant employees of its own.

                    (b). On January 23, 1995, CRGSH became the sole general partner of the Partnership.

                    CRGSH  is  a   privately  owned  corporation  initially
               organized on December 1, 1988. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited partnerships of which it is the general partner. CRGSH is a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation ("Capital"), with its corporate headquarters in Dallas, Texas. Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey
               L. Beck.

                    The  Partnership  properties  during  1994  and through
               February 1, 1995, were managed by CRGSH. On February 1, 1995, CRGSH assigned its contract rights to manage the Partnership properties to Capital Senior Living. CSL is owned in the same manner as Capital.

                    The following are the  directors and executive officers
               of CSL, and previously CRGSH:

                  Name                Position
                  James A. Stroud     Chief  Operating  Officer,  Secretary
                                     and Director
                  Jeffrey L. Beck     Chief Executive Officer and Director
                  Keith N. Johannessen  President
                  Fred Tanner         Executive Vice President
                  Rob L. Goodpaster   National Director of Marketing
                  Marilyn J. Teel     Vice President
                  David Brickman      Vice President
                  Robert F. Hollister  Controller

                   James  A. Stroud, age 45.   Mr. Stroud  has served as an
                  officer and a director of CRGSH since December 1988, most recently serving as Chief Operating Officer and Secretary since May 1991. He owns 50% (through a trust) of Capital Realty Group Corporation. From 1984 until 1985, he was Executive Vice-President of Equity Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice & Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of Texas with honors, and his L.L.M. in taxation from New York University with honors. While at New York University, he was a graduate editor of the New York University Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the Assisted Living Facilities
                  Association of America, a member of the Health Industry Council, President-elect of National Investment Conference ("NASLI"), and has delivered speeches on health care topics to the National Association for Senior Living Industries, NASLI, and the Urban Land Institute.

                   Jeffrey L.  Beck, age  51.  Mr.  Beck has  served as  an
                  officer and a director of CRGSH since December 1988, most recently serving as Chief Executive Officer since November 1990. He owns 50% of Capital Realty Group Corporation. From 1975 to 1985, he was President of Beck Properties, Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of Park Central Bank of Dallas. Mr. Beck serves as Chairman of the American Senior Housing Association.

                   Keith N.  Johannessen, age  39.  Mr.  Johannessen became
                  Executive Vice President of CRGSH in May 1993 with responsibility for supervising the day-to-day operations of CRGSH's retirement communities. In March 1994, Mr. Johannessen became President of CRGSH. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central Region for the health care practice of Ernst & Young, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September 1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York. Mr Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries and the American Association of Homes for the Aging.

                   Fred Tanner, age  40.  Mr. Tanner  became Executive Vice
                  President of CRGSH in 1994, providing operational support to congregate, assisted living and nursing facilities. Additionally, he is responsible for the development and oversight of home health programs. Prior to joining
                  CRGSH, Mr. Tanner served in similar operational roles with Greystone Communities from May 1993 to November 1994 and Central Park Lodges from December 1988 to May 1993. His experience includes the multiple supervision of both endowment and rental, including independent, assisted living and nursing care facilities. Mr. Tanner's involvement in the industry began in 1979 at the Methodist Home for the Aged in Charlotte, North Carolina. In 1983 he served as an Executive Director of retirement communities in Kansas and Tennessee before becoming a Regional Director of Operations for the Forum Group in Indianapolis, Indiana. Mr. Tanner is a member of the

                  American Senior Housing Association, where he heads the committee formulating the association's assisted living
                  regulatory  policy.   Mr.  Tanner  is a  graduate  of the
                  University of North Texas Center for Studies in Aging with a M.A. in Gerontology/Retirement Community Administration.

                   Rob  L.  Goodpaster,  age  43.   Mr.  Goodpaster  became
                  National Director of Marketing of CRGSH in December 1992, with overall responsibility for marketing and lease-up functions of CRGSH's managed properties. With 19 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992. From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association for Senior Living Industry and the Texas Association of Retirement Communities.

                   Marilyn J.  Teel, age 42.   Ms. Teel has  served as Vice
                  President of CRGSH since 1992. Ms. Teel has over 15 years experience in the senior housing industry. She has had extensive experience in marketing, leasing and management operations for retirement communities and assisted living facilities. She joined CRGSH in 1991 and is currently responsible for overseeing day-to-day property operations as well as marketing and leasing operations for multiple retirement communities, assisted living facilities and nursing home facilities. From 1987 through 1988, Ms. Teel was marketing director with OverCash Goodman Company, a company located in Fort Worth, Texas, providing nursing home and congregate care. From 1988 until 1991, Ms. Teel was the on-site administrator for various retirement communities. She is a member of the Texas Association of Retirement Communities and the NASLI.

                   David Brickman, age 37.  Mr. Brickman has served as Vice
                  President and Counsel of CRGSH since 1992. Mr. Brickman received his bachelor of Arts degree from Brandeis University. He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of

                  South Carolina School of Business Administration and a Masters of Health Administration from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from 1986 through 1987 with Cigna Health Plan Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with LifeCo Travel Management Company located in Houston, Texas. Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.

                   Robert F. Hollister,  age 40.  Mr.  Hollister has served
                  as Controller of CRGSH since 1992. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting experience as well as private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.

                   The executive officers of CSL are required to spend only
                  such time on the Partnership's affairs as is deemed necessary in the sole judgment of CSL. A significant amount of these officers' time is expected to be spent on matters unrelated to the Partnership.

                   Based solely upon a review  of Forms 3, 4 and 5  and any
                  amendments thereto furnished to the Partnership pursuant to Rule 16a-3(c) of the Securities and Exchange Commission (SEC) rules, the Partnership is not aware of any failure of any officer or director of CRGSH or beneficial owner of more than ten percent of the Assignee Interests to file timely with the SEC any Forms 3, 4 or 5 relating to the Partnership for 1995.

          Item 11.  Executive Compensation

                   NHP  Retirement Housing  Partners I  Limited Partnership
                  has no officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. The following is a summary of such fees paid or accrued during the year ended December 31, 1995:

                  Paid or payable from operating cash flow:

                   Cash distributions  of $60,960  to the  General Partner,
                  which represents 2% of Cash Available for Distribution Before Interest Payments to the Note Holders.

                    Management   fees,  dietary  service  fees,  and  other
                  operating expense reimbursements of $1,326,188 and salaries, related benefits and overhead reimbursements of $3,925,369, were paid to the General Partner and CSL, an affiliate of the General Partner

          Item 12.   Security  Ownership of  Certain Beneficial Owners  and
          Management

                    No person is known by the Partnership to own more  than
                  5% of Assignee Interests.

                    As of  March 15,  1996,  an  affiliate of  the  General
                  Partner, purchased approximately 1,430 Pension Notes, or approximately 3.35% of the Partnership's outstanding
                  Pension Notes  of an  average price  of $423 per  Pension
                  Note.

          Item 13.  Certain Relationships and Related Transactions.

                   An outside member of NCHP's Board of Directors, Lloyd N.
                  Cutler, is of counsel to the law firm of Wilmer, Cutler & Pickering, which firm was retained by NCHP and certain of its affiliates for legal services during the last fiscal year.

                   The   Partnership  had   no  transactions   or  business
                  relationships with NHP, CRGSH, or its affiliates except as described in Items 8 (Note 3 in the Financial Statements), 10, and 11.

                                       PART IV


          Item 14.  Exhibits, Financial Statement  Schedules and Reports on
          Form 8-K

               (a)  Documents filed as part of this report:

                  1.Financial Statements

                    The financial statements, notes and reports listed below are included herein:
                                                            Page

          Report of Ernst & Young LLP, Independent Auditors7

          Report of Independent Public Accountants         8

          Statements of Financial Position,
                  December 31, 1995 and 1994                9

                  Statements of Operations for the Years

                  Ended December 31, 1995, 1994 and 1993   10

                  Statements of Partners' Equity (Deficit)
                  for the Years Ended December 31, 1995, 1994
                  and 1993                                 11

                  Statements of Cash Flows for the
                  Years Ended December 31, 1995,
                  1994 and 1993                            12

                  Notes to Financial Statements            14


                  2.  Financial Statement Schedules

                                                            All   schedules
                                                            have       been
                                                            omitted  as the
                                                            r e q u i r e d
                                                            information  is
                                                            inapplicable or
                                                            the information
                                                            is presented in
                                                            the   financial
                                                            statements   or
                                                            related notes.

                  3.  Exhibits

                  None.
                  (b) Reports on Form 8-K

                      No reports on Form 8-K were filed during the last quarter of fiscal 1995.

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

                  NHP RETIREMENT HOUSING PARTNERS I, LIMITED PARTNERSHIP

           By:  Capital Realty Group Senior Housing, Inc.
                General Partner




          By:  \s\ James A. Stroud

          James A. Stroud
          Chief Operating Officer and Director



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.





          By:      \s\ James A. Stroud
                  James A. Stroud
                  Chief Operating Officer and Director
                  (Chief financial, and accounting officer)





          By:      \s\ Jeffrey L. Beck
                  Jeffrey L. Beck
                  Chief Executive Officer and Director


          Date:   March 29, 1996