Form 10-Q
period 1996-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1996-05-15
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1996

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
                                                A Limited Partnership
                                          Statements of Financial Position


                                                                             March 31,                December 31,
                                                                                1996                      1995


                                                       ASSETS


Cash and cash equivalents                                                 $    3,569,877            $    3,478,604
Interest receivable                                                                2,530                     1,265
Other receivables                                                                 12,540                   858,722
Pension notes issuance costs                                                   1,455,728                 1,519,426
Organization and offering costs                                                  302,434                   314,878
Prepaid expenses                                                                 283,752                   279,152
Rental property:
     Land                                                                      6,318,028                 6,318,028
     Building, net of accumulated depreciation
        of $12,549,466 and $12,137,832                                        44,643,806                44,942,735
Other assets                                                                      34,688                    36,686
                                                                                  ------                    ------
                                                                          $   56,623,383            $   57,749,496
                                                                          =   ==========            =   ==========



                                          LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
     Accounts payable                                                     $      455,161            $      591,228
     Interest payable                                                         18,590,415                17,901,461
     Pension notes                                                            42,672,000                42,672,000
     Purchase installments                                                             0                   552,000
     Other liabilities                                                           659,559                   833,116
                                                                                 -------                   -------

                                                                              62,377,135                62,549,805
                                                                              ----------                ----------

Partners' equity (deficit):
     General Partner-NHP/RHGP-I Limited
        Partnership                                                           (1,366,749)               (1,332,625)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691 investment
        units outstanding                                                     (4,387,003)               (3,467,684)
                                                                              -----------               -----------

                                                                              (5,753,752)               (4,800,309)
                                                                              -----------               -----------

                                                                          $   56,623,383            $   57,749,496
                                                                          =   ==========            =   ==========


                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                                A Limited Partnership
                                               Statement of Operations
                                      For the Three Months Ended March 31, 1996



                                                                                        Three months
                                                                                      ended March 31,

                                                                                1996                      1995
                                                                               ------                    -----
REVENUE:
     Rental income                                                         $   3,547,821             $   3,407,529
     Interest income                                                              18,142                    19,867
     Other income                                                                 44,760                    48,526
                                                                                  ------                    ------

                                                                               3,610,723                 3,475,922
                                                                               ---------                 ---------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                      979,174                   999,676
     Management fees, dietary fees and other services                            351,062                   349,072
     Administrative and marketing                                                155,092                   103,498
     Utilities                                                                   239,289                   225,780
     Maintenance                                                                 102,569                   104,736
     Resident services, other than salaries                                       69,736                    66,087
     Food services, other than salaries                                          376,444                   371,129
     Depreciation                                                                411,634                   384,426
     Taxes and insurance                                                         269,248                   260,930
                                                                                 -------                   -------

                                                                               2,954,248                 2,865,334
                                                                               ---------                 ---------

INCOME FROM RENTAL OPERATIONS                                                    656,475                   610,588
                                                                                 -------                   -------

COSTS AND EXPENSES:
     Interest expense - pension notes                                          1,441,688                 1,364,424
     Amortization of pension notes
       issuance costs                                                             63,698                    63,698
     Amortization of organization
       and offering costs                                                         12,444                    12,444
     Other expenses                                                               76,726                    80,724
                                                                                  ------                    ------

                                                                               1,594,556                 1,521,290
                                                                               ---------                 ---------

NET (LOSS)                                                                 $    (938,081)            $    (910,702)
                                                                           =    =========            =    =========

NET (LOSS) PER ASSIGNEE INTEREST                                           $         (22)            $         (21)
                                                                           =         ====            =         ====


                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                                A Limited Partnership
                                       Statement of Partners' Equity (Deficit)
                                      For the Three Months Ended March 31, 1996



                                                 GENERAL PARTNER                   ASSIGNOR
                                               CAPITAL REALTY GROUP                 LIMITED
                                               SENIOR HOUSING, INC.                 PARTNERS                TOTAL

Equity (deficit)
     at December 31, 1995                       $       (1,332,625)           $     (3,467,684)      $     (4,800,309)

Distributions                                              (15,362)                          0                (15,362)

Net Loss - Three months
     ended March 31, 1996                                  (18,762)                   (919,319)              (938,081)
                                                           --------                   ---------              ---------

Equity (deficit)
     at March 31, 1996                          $       (1,366,749)           $     (4,387,003)      $     (5,753,752)
                                                =       ===========           =     ===========      =     ===========

Percentage interest
     at March 31, 1996                                  2%                            98%                   100%
                                                       ====                          =====                  ====


                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                                A Limited Partnership
                                              Statements of Cash Flows



                                                                             Three Months ended March 31,

                                                                            1996                        1995
                                                                           ------                      -----



Cash flows from operating activities:
     Rent collections                                                 $      3,567,126            $    3,414,695
     Interest received                                                          16,877                    17,809
     Other income                                                               44,760                    48,526
     Salary and related benefits                                              (979,174)                 (999,676)
     Management fees, dietary fees
       and other services                                                     (353,868)                 (349,670)
     Other operating expenses paid                                          (1,323,647)               (1,311,097)
     Interest paid                                                            (752,734)                 (752,734)
                                                                              ---------                 ---------

     Net cash provided by
       operating activities                                                    219,340                    67,853
                                                                               -------                    ------

Cash flows from investing activities:
     Capital Expenditures                                                     (112,705)                 (174,962)
                                                                              ---------                 ---------

     Net cash used in investing activities                                    (112,705)                 (174,962)
                                                                              ---------                 ---------

Cash flows from financing activities:
     Distributions                                                             (15,362)                  (15,362)
                                                                               --------                  --------

     Net cash used in financing activities                                     (15,362)                  (15,362)
                                                                               --------                  --------

Net increase (decrease) in cash and
     cash equivalents                                                           91,273                  (122,471)

Cash and cash equivalents
     at beginning of period                                                  3,478,604                 3,593,147
                                                                             ---------                 ---------

Cash and cash equivalents
     at end of period                                                 $      3,569,877            $    3,470,676
                                                                      =      =========            =    =========



                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                                A Limited Partnership
                                              Statements of Cash Flows

                                                     (Continued)



                                                                             Three Months Ended March 31,

                                                                            1996                        1995
                                                                           ------                      -----



RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:


Net loss                                                              $       (938,081)           $     (910,702)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                            411,634                   384,426
       Amortization of organization
         and offering costs                                                     12,444                    12,444
       Amortization of pension notes
         issuance costs                                                         63,698                    63,698

Changes in operating assets and liabilities:
       Interest receivable                                                      (1,265)                   (2,058)
       Other assets and receivables                                            848,180                     7,651
       Prepaid expenses                                                         (4,600)                  (20,512)
       Accounts payable                                                       (136,067)                  139,629
       Interest payable                                                        688,954                   611,690
       Purchase installments                                                  (552,000)                        0
       Other liabilities                                                      (173,557)                 (218,413)
                                                                              ---------                 --------

           Total adjustments                                                 1,157,421                   978,555
                                                                             ---------                   -------

Net cash provided by
  in operating activities                                             $        219,340            $       67,853
                                                                      =        =======            =       ======


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

                  While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Reports filed in Forms 10-K for the year ended December 31, 1995.

         (2) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

                  Until January 23, 1995, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP-1). On December 19, 1991, NHP/RHGP-1 executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRGP) for the transfer of the General Partner's interest in the Partnership, subject to the approval of Assignee Holders. CRGP's rights and obligations under the purchase agreement were subsequently assigned to Capital Realty Group Senior Housing, Inc. (CRGSH). Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH has become the new sole general partner of the Partnership and NHP/RHGP-I has withdrawn as general partner.

                  Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL and CRGSH for the first fiscal quarter ended March 31, 1996 and 1995, were $979,174 and $999,676, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL and CRGSH for the first fiscal quarter ended March 31, 1996 and 1995, were $351,062 and $349,072, respectively.

                  Distributions of $15,362 were made to the General Partner during the three months ended March 31, 1996.

         (3)      VALUATION OF RENTAL PROPERTY

                  Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 1996, based on the Partnership's evaluation of each respective property, no additional write-down was warranted.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the partnership and at Amberleigh in which the partnership has a 99.9% partnership interest.



                                                    Available                 March 31                  March 31
                                                      Units                     1996                      1995
                                                     -------                   ------                    -----

The Amberleigh                                         271                       95%                       90%
The Atrium at Carmichael                               153                       89%                       96%
Crosswood Oaks                                         122                       82%                       87%
Heatherwood                                            160                       90%                       90%
Veranda Club                                           189                       92%                       93%


Rent collections for the three month period increased to $3,567,126 from $3,414,695 in 1996, or 4.5%, primarily from rental rate increases. Operating expenses paid decreased slightly, from $2,660,443 to $2,656,689 in 1996.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $752,734 for the three month period ended March 31, 1996. Net cash provided from operations, after the payment of interest expense, during the three months ended March 31, 1996 and 1995 was $219,340 and $67,853 respectively. Interest on the Pension Notes is accrued at a 13% rate, which totaled $1,441,688 and $1,364,424 for the three months ended March 31, 1996 and 1995, respectively, but was paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $18,590,415 and $17,901,461 at March 31, 1996 and December 31, 1995,
respectively.

Capital expenditures decreased $62,257 from $174,962 in 1995 to $112,705 in 1996. Capital improvement programs implemented at several of the properties during 1995 continued during 1996.

Cash and cash equivalents at March 31, 1996 and December 31, 1995 amounted to $3,569,877 and $3,478,604, respectively. Though operations improved in the current year, if operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions will continue to be suspended until operating results significantly improve.

Although cash flow from operations improved in 1996, cash generated from operations over the past several years prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interest and Pension Notes, after the acquisition of the Partnership's Properties. If interest payments continue to be deferred at the current rate of 6%, the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes, which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity. Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.


RESULTS OF OPERATIONS

The Partnership's net loss for the three months ended March 31, 1996 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of pension notes issuance costs, amortization of organization and offering costs and accrued pension note interest expense which are noncash in nature.

The Partnership's net loss increased from $910,702 to $938,081 for the three month period ending March 31, 1995 and 1996, respectively. Net loss per Assignee Interest increased from $21 to $22 for the 42,691 Assignee Interests respectively. This increased loss was principally due to an increase in pension note interest expense. Rental income increased to $3,547,821 for the three months ended March 31, 1996 from $3,407,529 for the same period in 1995, or approximately 4.1% primarily as a result of rental rate increases. Rental expenses increased to $2,954,248 from $2,865,334 for the three month period ending March 31, 1996 and 1995, respectively, or 3.1%. Increased rental expense was primarily due to increased expenses for administrative and marketing, utilities, and depreciation. Pension note interest expense increased from $1,364,424 to $1,441,688 for the three month periods ending March 31, 1995 and 1996 respectively. Other expenses relating to Partnership administration decreased from $80,724 to $76,726 for the three month periods ending March 31, 1995 and 1996, respectively.

     As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at March 31, 1996, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.
                                     PART II

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


Date:    May 14, 1996

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


Date:    May 14, 1996



1