Form 10-Q
period 1996-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1996-08-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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
                              A Limited Partnership
                        Statements of Financial Position

                                                                              June 30,              December 31,
                                                                               1996                     1995

                                     ASSETS

Cash and cash equivalents                                                $    3,812,175           $    3,478,604
Interest receivable                                                               1,200                    1,265
Other receivables                                                                 4,908                  858,722
Pension notes issuance costs                                                  1,392,030                1,519,426
Organization and offering costs                                                 289,990                  314,878
Prepaid expenses                                                                206,216                  279,152
Rental property:
     Land                                                                     6,318,028                6,318,028
     Building, net of accumulated depreciation
        of $12,961,100 and $12,137,832                                       44,350,777               44,942,735
Other assets                                                                     34,475                   36,686
                                                                         --------------           --------------
                                                                         $   56,409,799           $   57,749,496
                                                                         ==============           ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable                                                    $      428,709           $      591,228
     Interest payable                                                        19,287,049               17,901,461
     Pension notes                                                           42,672,000               42,672,000
     Purchase installments                                                            0                  552,000
     Other liabilities                                                          688,378                  833,116
                                                                         --------------           --------------

                                                                             63,076,136               62,549,805
                                                                         --------------           --------------

Partners' equity (deficit):
     General Partner-NHP/RHGP-I Limited
        Partnership                                                          (1,399,901)              (1,332,625)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691 investment
        units outstanding                                                    (5,266,436)              (3,467,684)
                                                                         --------------               ----------

                                                                             (6,666,337)              (4,800,309)
                                                                         --------------           --------------

                                                                         $   56,409,799           $   57,749,496
                                                                         ==============           ==============

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                    For the Three months Ended June 30, 1996


                                                                                       Three months
                                                                                      ended June 30,
                                                                                  1996                   1995
REVENUE:
     Rental income                                                        $   3,489,768            $   3,400,720
     Interest income                                                             19,559                   21,945
     Other income                                                                38,698                   46,720
                                                                          -------------            -------------

                                                                              3,548,025                3,469,385
                                                                          -------------            -------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                     945,014                  998,458
     Management fees, dietary fees and other services                           354,696                  359,788
     Administrative and marketing                                               157,451                  140,567
     Utilities                                                                  208,721                  210,777
     Maintenance                                                                103,754                  102,774
     Resident services, other than salaries                                      76,370                   75,633
     Food services, other than salaries                                         368,319                  368,908
     Depreciation                                                               411,634                  384,426
     Taxes and insurance                                                        265,258                  268,379
                                                                          -------------            -------------

                                                                              2,891,217                2,909,710
                                                                          -------------            -------------

INCOME FROM RENTAL OPERATIONS                                                   656,808                  559,675
                                                                          -------------            -------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                         1,441,687                1,362,526
     Amortization of pension notes
       issuance costs                                                            63,698                   63,698
     Amortization of organization
       and offering costs                                                        12,444                   12,444
     Other expenses                                                              36,359                   63,378
                                                                          -------------            -------------

                                                                              1,554,188                1,502,046
                                                                          -------------            -------------

NET (LOSS)                                                                $    (897,380)           $    (942,371)
                                                                          =============            =============

NET (LOSS) PER ASSIGNEE INTEREST                                          $         (21)           $         (22)
                                                                          =============            =============

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                     For the Six months Ended June 30, 1996


                                                                                        Six months
                                                                                      ended June 30,
                                                                                   1996                   1995
REVENUE:
     Rental income                                                        $   7,037,589            $   6,808,249
     Interest income                                                             37,701                   41,812
     Other income                                                                83,458                   95,246
                                                                          -------------            -------------

                                                                              7,158,748                6,945,307
                                                                          -------------            -------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                   1,924,188                1,998,134
     Management fees, dietary fees and other services                           705,758                  708,860
     Administrative and marketing                                               312,543                  244,065
     Utilities                                                                  448,010                  436,557
     Maintenance                                                                206,323                  207,510
     Resident services, other than salaries                                     146,106                  141,720
     Food services, other than salaries                                         744,763                  740,037
     Depreciation                                                               823,268                  768,852
     Taxes and insurance                                                        534,506                  529,309
                                                                          -------------            -------------

                                                                              5,845,465                5,775,044
                                                                          -------------            -------------

INCOME FROM RENTAL OPERATIONS                                                 1,313,283                1,170,263
                                                                          -------------            -------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                         2,883,375                2,726,950
     Amortization of pension notes
       issuance costs                                                           127,396                  127,396
     Amortization of organization
       and offering costs                                                        24,888                   24,888
     Other expenses                                                             113,085                  144,102
                                                                          -------------            -------------

                                                                              3,148,744                3,023,336
                                                                          -------------            -------------

NET (LOSS)                                                               $   (1,835,461)             $(1,853,073)
                                                                         ==============              ===========

NET (LOSS) PER ASSIGNEE INTEREST                                         $          (43)           $         (43)
                                                                         ==============            =============

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                     Statement of Partners' Equity (Deficit)
                     For the Six months Ended June 30, 1996


                                                GENERAL PARTNER                  ASSIGNOR
                                              CAPITAL REALTY GROUP                LIMITED
                                              SENIOR HOUSING, INC.              PARTNERS                   TOTAL

Equity (deficit)
     at December 31, 1995                       $       (1,332,625)         $     (3,467,684)     $     (4,800,309)

Distributions                                              (30,567)                        0               (30,567)

Net Loss - Six months
     ended June 30, 1996                                   (36,709)               (1,798,752)           (1,835,461)
                                                ------------------          ----------------      ----------------

Equity (deficit)
     at June 30, 1996                           $       (1,399,901)         $     (5,266,436)     $     (6,666,337)
                                                ==================          ================      ================

Percentage interest
     at June 30, 1996                                           2%                       98%                  100%
                                                               ===                      ====                 =====

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows


                                                                               Six months ended June 30,
                                                                             1996                     1995


Cash flows from operating activities:
     Rent collections                                                $      7,064,526           $    6,839,428
     Interest received                                                         37,766                   41,754
     Other income                                                              83,458                   95,246
     Salary and related benefits                                           (1,924,188)              (1,998,134)
     Management fees, dietary fees
       and other services                                                    (712,009)                (712,827)
     Other operating expenses paid                                         (2,456,318)              (2,507,871)
     Interest paid                                                         (1,497,787)                (752,734)
                                                                     ----------------           --------------

     Net cash provided by
       operating activities                                                   595,448                1,004,862
                                                                     ----------------           --------------

Cash flows from investing activities:
     Capital Expenditures                                                    (231,310)                (291,209)
                                                                     ----------------           --------------

     Net cash used in investing activities                                   (231,310)                (291,209)
                                                                     ----------------           --------------

Cash flows from financing activities:
     Distributions                                                            (30,567)                 (15,362)
                                                                     ----------------           --------------

     Net cash used in financing activities                                    (30,567)                 (15,362)
                                                                     ----------------           --------------

Net increase in cash and
     cash equivalents                                                         333,571                  698,291

Cash and cash equivalents
     at beginning of period                                                 3,478,604                3,593,147
                                                                     ----------------           --------------

Cash and cash equivalents
     at end of period                                                $      3,812,175           $    4,291,438
                                                                     ================           ==============

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows

                                   (Continued)


                                                                              Six months Ended June 30,
                                                                             1996                    1995


RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                             $     (1,835,461)          $   (1,853,073)

Adjustments to reconcile net loss to net cash
 used in operating activities:
       Depreciation                                                           823,268                  768,852
       Amortization of organization
         and offering costs                                                    24,888                   24,888
       Amortization of pension notes
         issuance costs                                                       127,396                  127,396

Changes in operating assets and liabilities:
       Interest receivable                                                         65                      (58)
       Other assets and receivables                                           856,025                   27,601
       Prepaid expenses                                                        72,936                   39,057
       Accounts payable                                                      (162,519)                 139,685
       Interest payable                                                     1,385,588                1,974,216
       Purchase installments                                                 (552,000)                       0
       Other liabilities                                                     (144,738)                (243,702)
                                                                     ----------------           --------------

           Total adjustments                                                2,430,909                2,857,935
                                                                     ----------------           --------------

Net cash provided by
  in operating activities                                            $        595,448           $    1,004,862
                                                                     ================           ==============

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

         Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL and CRGSH for the second fiscal quarter ended June 30, 1996 and 1995, were $945,014 and $998,458 , respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL and CRGSH for the second fiscal quarter ended June 30, 1996 and 1995, were $354,696 and $359,788, respectively.

         Distributions of $30,567 were made to the General Partner during the six months ended June 30, 1996.

(3)      VALUATION OF RENTAL PROPERTY

         Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the six months ended June 30, 1996, based on the Partnership's evaluation of each respective property, no additional write-down was warranted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the partnership and at Amberleigh in which the partnership has a 99.9% partnership interest.

                                                  Available                June 30                  June 30
                                                     Units                   1996                     1995
                                                    ------                   -----                    ----

The Amberleigh                                       271                      97%                      92%
The Atrium at Carmichael                             153                      89%                      98%
Crosswood Oaks                                       122                      86%                      90%
Heatherwood                                          160                      89%                      83%
Veranda Club                                         189                      87%                      90%


Rent collections for the six month period increased to $7,064,526 from $6,839,428 in 1996, or 3.3%, primarily from rental rate increases. Operating expenses paid decreased, from $5,218,832 to $5,092,515 in 1996, or 2.4%, primarily from decreased salary and related benefits and Partnership administrative expenses.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $1,497,787 for the six month period ended June 30, 1996. Net cash provided from operations, after the payment of interest expense, during the six months ended June 30, 1996 and 1995 was $595,448 and $1,004,862, respectively. Cash provided from operations is significantly less for the six months ended June 30, 1996 in comparison to 1995 due to a delinquent first quarter pension note payment of $736,519 not paid until the third quarter 1995. This was due to the fact that the Partnership was replacing its investor service agent. Interest on the Pension Notes is accrued at a 13% rate, which totaled $2,883,375 and $2,726,950 for the six months ended June 30, 1996 and 1995, respectively, but was paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $19,287,049 and $17,901,461 at June 30, 1996 and December 31, 1995,
respectively.

Capital expenditures decreased $59,899 from $291,209 in 1995 to $231,310 in 1996. Capital improvement programs implemented at several of the properties during 1995 continued during 1996.

Cash and cash equivalents at June 30, 1996 and December 31, 1995 amounted to $3,812,175 and $3,478,604, respectively. Though operations improved in the current year, if operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions will continue to be suspended until operating results significantly improve.

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


RESULTS OF OPERATIONS

The Partnership's net loss for the six months ended June 30, 1996 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of pension notes issuance costs, amortization of organization and offering costs and accrued pension note interest expense which are noncash in nature.

The Partnership's net loss decreased from $1,853,073 to $1,835,461 for the six month period ending June 30, 1995 and 1996, respectively. Net loss per Assignee Interest of $43 remaining relatively the same for the 42,691 Assignee Interests during the comparative six month period for 1995 and 1996. Rental income increased to $7,037,589 for the six months ended June 30, 1996 from $6,808,249 for the same period in 1995, or approximately 3.4% primarily as a result of rental rate increases. Rental expenses increased to $5,845,465 from $5,775,044 for the six month period ending June 30, 1996 and 1995, respectively, or 1.2%. Increased rental expense was primarily due to increased expenses for administrative and marketing, utilities, and depreciation. Pension note interest expense increased from $2,726,950 to $2,883,375 for the six month periods ending June 30, 1995 and 1996 respectively. Other expenses relating to Partnership administration decreased from $144,102 to $113,085 for the six month periods ending June 30, 1995 and 1996, respectively.

For the three months ended June 30, 1996 as compared with the three months ended June 30, 1995, the Partnership's revenue and expesnes reflect the same variances as discussed above, with the exception that second quarter 1996 maintenance expenses increased, and second quarter 1996 utilities, food services, taxes and insurance decreased in comparison to the second quarter of 1995.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at June 30, 1996, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

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

           NHP RETIREMENT HOUSING PARTNERS I, LIMITED PARTNERSHIP

           By:  Capital Realty Group Senior Housing, Inc.
                  General Partner




         By:   ________________________
               Keith Johannessen
               President


Date:    August          , 1996