Form 10-Q
period 1996-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1996-11-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                 (972) 770-5600
              (Registrant's telephone number, including area code)

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

Yes   X         No ____

                       See notes to financial statements.


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL POSITION

                                                                           September 30,           December 31,
                                                                                1996                   1995

                                     ASSETS

Cash and cash equivalents                                               $       4,049,802        $       3,478,604
Interest receivable                                                                 1,200                    1,265
Other receivables                                                                  25,406                  858,722
Pension notes issuance costs                                                    1,328,332                1,519,426
Organization and offering costs                                                   277,546                  314,878
Prepaid expenses                                                                  133,401                  279,152
Rental property:
     Land                                                                       6,318,028                6,318,028
     Building, net of accumulated depreciation
        of $13,372,733 and $12,137,832                                         44,112,455               44,942,735
Other assets                                                                       33,739                   36,686
                                                                        -----------------        -----------------
                                                                        $      56,279,909        $      57,749,496
                                                                        =================        =================


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable                                                   $         440,011        $         591,228
     Interest payable                                                          19,983,684               17,901,461
     Pension notes                                                             42,672,000               42,672,000
     Purchase installments                                                              0                  552,000
     Other liabilities                                                            730,860                  833,116
                                                                        -----------------        -----------------

                                                                               63,826,555               62,549,805
                                                                        -----------------        -----------------

Partners' equity (deficit):
     General Partner-NHP/RHGP-I Limited
        Partnership                                                            (1,432,408)              (1,332,625)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691 investment
        units outstanding                                                      (6,114,238)              (3,467,684)
                                                                        -----------------        -----------------

                                                                               (7,546,646)              (4,800,309)
                                                                        -----------------        -----------------

                                                                        $      56,279,909        $      57,749,496
                                                                        =================         ================

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                           Three months
                                                                                       ended September 30,
                                                                                   1996                   1995
REVENUE:
     Rental income                                                           $    3,561,786           $    3,446,450
     Interest income                                                                 19,771                   20,738
     Other income                                                                    36,206                   39,803
                                                                             --------------           --------------

                                                                                  3,617,763                3,506,991
                                                                             --------------           --------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                         953,087                  991,071
     Management fees, dietary fees and other services                               346,870                  350,389
     Administrative and marketing                                                   162,441                  150,529
     Utilities                                                                      218,502                  218,838
     Maintenance                                                                    112,381                  120,997
     Resident services, other than salaries                                          70,819                   69,754
     Food services, other than salaries                                             379,176                  376,336
     Depreciation                                                                   411,634                  384,427
     Taxes and insurance                                                            275,564                  275,416
                                                                             --------------           --------------

                                                                                  2,930,474                2,937,757
                                                                             --------------           --------------

INCOME FROM RENTAL OPERATIONS                                                       687,289                  569,234
                                                                             --------------           --------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                             1,441,688                1,380,262
     Amortization of pension notes
       issuance costs                                                                63,698                   63,698
     Amortization of organization
       and offering costs                                                            12,444                   12,444
     Other expenses                                                                  34,563                   42,735
                                                                             --------------           --------------

                                                                                  1,552,393                1,499,139
                                                                             --------------           --------------

NET (LOSS)                                                                   $     (865,104)          $     (929,905)
                                                                             ==============           ==============

NET (LOSS) PER ASSIGNEE INTEREST                                             $          (20)          $          (21)
                                                                             ==============           ==============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                                             Nine months
                                                                                         ended September 30,
                                                                                     1996                   1995
REVENUE:
     Rental income                                                           $     10,599,375        $     10,254,699
     Interest income                                                                   57,472                  62,550
     Other income                                                                     119,664                 135,049
                                                                             ----------------        ----------------

                                                                                   10,776,511              10,452,298
                                                                             ----------------        ----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                         2,877,275               2,989,205
     Management fees, dietary fees and other services                               1,052,628               1,059,249
     Administrative and marketing                                                     474,984                 394,594
     Utilities                                                                        666,512                 655,395
     Maintenance                                                                      318,704                 328,507
     Resident services, other than salaries                                           216,925                 211,474
     Food services, other than salaries                                             1,123,939               1,116,373
     Depreciation                                                                   1,234,902               1,153,279
     Taxes and insurance                                                              810,070                 804,725
                                                                             ----------------        ----------------

                                                                                    8,775,939               8,712,801
                                                                             ----------------        ----------------

INCOME FROM RENTAL OPERATIONS                                                       2,000,572               1,739,497
                                                                             ----------------        ----------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                               4,325,063               4,107,212
     Amortization of pension notes
       issuance costs                                                                 191,094                 191,094
     Amortization of organization
       and offering costs                                                              37,332                  37,332
     Other expenses                                                                   147,648                 186,837
                                                                             ----------------        ----------------

                                                                                    4,701,137               4,522,475
                                                                             ----------------        ----------------

NET (LOSS)                                                                       $ (2,700,565)       $     (2,782,978)
                                                                                 ============        ================

NET (LOSS) PER ASSIGNEE INTEREST                                                        $ (62)       $            (64)
                                                                                        =====        ================

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                                               GENERAL PARTNER                  ASSIGNOR
                                             CAPITAL REALTY GROUP               LIMITED
                                             SENIOR HOUSING, INC.               PARTNER                 TOTAL

Equity (deficit)
     at December 31, 1995                      $       (1,332,625)         $     (3,467,684)      $     (4,800,309)

Distributions                                             (45,772)                        0                (45,772)

Net Loss - Nine months
     ended September 30, 1996                             (54,011)               (2,646,554)            (2,700,565)
                                               -------------------         -----------------      -----------------

Equity (deficit)
     at September 30, 1996                     $       (1,432,408)         $     (6,114,238)      $     (7,546,646)
                                               ===================         =================      =================

Percentage interest
     at September 30, 1996                                     2 %                       98%                   100%
                                                          =   ====                  =   ====                  =====


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS


                                                                          Nine months ended September 30,
                                                                          1996                       1995


Cash flows from operating activities:
     Rent collections                                                $     10,605,814           $   10,274,970
     Interest received                                                         57,537                   61,262
     Other income                                                             119,664                  135,049
     Salary and related benefits                                           (2,877,275)              (2,989,205)
     Management fees, dietary fees
       and other services                                                  (1,058,043)              (1,064,175)
     Other operating expenses paid                                         (3,583,265)              (3,593,762)
     Interest paid                                                         (2,242,840)              (2,234,306)
                                                                     ----------------           --------------

     Net cash provided by
       operating activities                                                 1,021,592                  589,833
                                                                     ----------------           --------------

Cash flows from investing activities:
     Capital Expenditures                                                    (404,622)                (516,826)
                                                                     ----------------           --------------

     Net cash used in investing activities                                   (404,622)                (516,826)
                                                                     ----------------           --------------

Cash flows from financing activities:
     Distributions                                                            (45,772)                 (45,598)
                                                                     ----------------           --------------

     Net cash used in financing activities                                    (45,772)                 (45,598)
                                                                     ----------------           --------------

Net increase in cash and
     cash equivalents                                                         571,198                   27,409

Cash and cash equivalents
     at beginning of period                                                 3,478,604                3,593,147
                                                                     ----------------           --------------

Cash and cash equivalents
     at end of period                                                $      4,049,802           $    3,620,556
                                                                     ================           ==============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)



                                                                          Nine months Ended September 30,
                                                                             1996                 1995


RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                             $     (2,700,565)          $   (2,782,978)

Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation                                                         1,234,902                1,153,279
       Amortization of organization
         and offering costs                                                    37,332                   37,332
       Amortization of pension notes
         issuance costs                                                       191,094                  191,094

Changes in operating assets and liabilities:
       Interest receivable                                                         65                   (1,288)
       Other assets and receivables                                           836,263                   17,518
       Prepaid expenses                                                       145,751                  102,235
       Accounts payable                                                      (151,217)                 186,904
       Interest payable                                                     2,082,223                1,872,906
       Purchase installments                                                 (552,000)                       0
       Other liabilities                                                     (102,256)                (187,169)
                                                                     ----------------           --------------

           Total adjustments                                                3,722,157                3,372,811
                                                                     ----------------           --------------

Net cash provided by
  in operating activities                                            $      1,021,592           $      589,833
                                                                     ================           ==============

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


(2)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

       Until January 23, 1995, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP-1). On December 19, 1991, NHP/RHGP-1 executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRGP) for the transfer of the General Partner's interest in the Partnership, subject to the approval of holders of Interests ("Assignee Holders.") CRGP's rights and obligations under the purchase agreement were subsequently assigned to Capital Realty Group Senior Housing, Inc. (CRGSH). Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH has become the new sole general partner of the Partnership and NHP/RHGP-I has withdrawn as general partner.

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL and CRGSH for the third fiscal quarter ended September 30, 1996 and 1995, were $953,087 and $991,071, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL and CRGSH for the third fiscal quarter ended September 30, 1996 and 1995, were $346,870 and $350,389, respectively.

       Distributions of $45,772 were made to the General Partner during the nine months ended September 30, 1996.

(3)    VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the nine months ended September 30, 1996, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.

                                                  Available              September 30             September 30
                                                   Units                     1996                     1995
                                                   ------                    -----                    ----

The Amberleigh                                       271                      97%                      95%
The Atrium at Carmichael                             153                      95%                      96%
Crosswood Oaks                                       122                      84%                      95%
Heatherwood                                          160                      88%                      88%
Veranda Club                                         189                      89%                      90%


Rent collections for the nine month period increased to $10,605,814 in 1996 from $10,274,970 in 1995, or 3.2%, primarily from rental rate increases. Salaries, management fees and other operating expenses paid likewise decreased, from $7,647,142 in 1995 to $7,518,583 in 1996 or 1.7%, primarily from decreased salary and related benefits expenses.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $2,242,840 for the nine month period ended September 30, 1996. Net cash provided from operations, after the payment of interest expense, during the nine months ended September 30, 1996 was $1,021,592. The Partnership provided cash from operations of $589,833 for the same period in 1995. Interest on the Pension Notes is accrued at a 13% rate, which totaled $4,325,063 and $4,107,212 for the nine months ended

 September 30, 1996 and 1995, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $19,983,684 and $17,901,461 at September 30, 1996 and December 31, 1995, respectively.

Capital expenditures decreased $112,204 from $516,826 in 1995 to $404,622 in 1996. Capital improvement programs implemented at several of the properties during 1995 continued during 1996.

Cash and cash equivalents at September 30, 1996 and December 31, 1995 amounted to $4,049,802 and $3,620,556, respectively.

If operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Holders. The General Partner anticipates that distributions will continue to be suspended until operating results significantly improve.

Although cash flow from operations improved in 1996, cash generated from operations over the past several years prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Interests and Pension Notes, after the acquisition of the Partnership's properties. If interest payments continue to be deferred at the current rate of 6%, the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes, which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity. Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.


RESULTS OF OPERATIONS

The Partnership's net loss for the nine months ended September 30, 1996 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership's net loss decreased from $2,782,978 to $2,700,565 for the nine month period ending September 30, 1995 and 1996, respectively. Net loss per Interest decreased from $64 to $62 for the 42,691 Interests, respectively. This decreased loss was principally due to increased rental income and decreased salary and relative benefits. Rental income increased to $10,599,375 for the nine months ended September 30, 1996 from $10,254,699 for the same period in 1995, or approximately 3.4%, primarily as a result of rental rate increases. Rental expenses increased to $8,775,939 from $8,712,801 for the nine month period ending September 30, 1996 and 1995, respectively, or .7%. Increased rental expense was primarily due to increased expenses for administrative and marketing, and depreciation. Pension Note interest expense increased from $4,107,212 to $4,325,063 for the nine month periods ending September 30, 1995 and 1996 respectively. Other expenses relating to Partnership administration decreased from $186,837 to $147,648 for the nine month periods ending September 30, 1995 and 1996, respectively.

For the three months ended September 30, 1996 as compared with the three months ended September 30, 1995, the Partnership's revenue and expenses reflect the same variances as discussed above, with the exception that rental expenses decreased to $2,930,474 from $2,937,757 for the three months ended September 30, 1996 and 1995, respectively, or .3%. Decreased rental expense was primarily due to decreased expenses for salaries and related benefits, management fees, and maintenance.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at September 30, 1996, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

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