Form 10-K
period 1996-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1997-03-31
CIK 793730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


Commission file number 0-16815

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   52-1453513
(State or other Jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

14160 DALLAS PARKWAY, SUITE 300, DALLAS, TEXAS                75240
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (972) 770-5600
                                                          --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant's outstanding securities consist of assignee interests in limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

         Documents incorporated by reference.     NONE

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                          1996 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS


                                     PART I


                                                                            Page
                                                                            ----

Item 1.      Business                                                          1
Item 2.      Properties                                                        2
Item 3.      Legal Proceedings                                                 3
Item 4.      Submission of Matters to a Vote of Security Holders               3


                                     PART II


Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership Matters 3
Item 6.      Selected Financial Data                                           4
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      4
Item 8.      Financial Statements and Supplementary Data                       6
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           22


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant               22
Item 11.     Executive Compensation                                           25
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                    25
Item 13.     Certain Relationships and Related Transactions                   25

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  26

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

         The Assignee Interests were sold to taxable individuals or entities and represent assignments of limited partnership interests in the Partnership issued to NHP RHP-I Assignor Corporation (Assignor Corporation), a Delaware corporation, the assignor and sole limited partner. Pension Notes were sold to qualified profit-sharing, pension and other retirement trusts, bank commingled trust funds for such trusts, Keogh Plans and IRAs, government pension and retirement trusts, and other entities intended to be exempt from Federal taxation. The Pension Notes are nonrecourse obligations of the Partnership issued under a Trust Indenture between the Partnership and The National Bank of Washington, (NBW) Washington, D.C., as Trustee, and have a preference over the Assignee Interests with respect to payment. In August 1990, the assets of NBW were purchased by Riggs National Bank, Washington, D.C. which became the successor trustee. In November 1996, Riggs National Bank transferred its trust operations to the Bank of New York, New York City, which claims to be the successor trustee.

         The original General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I), a Delaware limited partnership, and NHP/RHGP-I held a 2% interest as general partner in the Partnership. On December 19, 1991, NHP/RHGP-I executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRG), a Texas corporation, for the transfer of its general partner interests in the Partnership. CRG assigned its rights under this purchase agreement to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH), a Texas corporation. The substitution of CRGSH as sole general partner of the Partnership required the consent of 50% or more of the outstanding Assignee Interests which had been issued by the Partnership and assigned by Assignor Corporation to the Assignee Holders. Under the Partnership Agreement, holders of the nonrecourse Pension Notes are not entitled to vote. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH became the new sole general partner of the Partnership. CRGSH is a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital). Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck. The address of the principal executive offices of CRGSH is the same as the Partnership: 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership (972)770-5600.

         The Partnership's business is to acquire existing and to develop new residential rental properties for retirement age occupants (the Properties) to the extent possible on an all cash basis (without third party mortgage indebtedness) and to operate such Properties. The Partnership presently owns four properties and has a 99.99% interest in a fifth property. See Item 2. Properties for a description of these Properties and the business plan for these Properties.

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

         The Partnership did not have any employees as of December 31, 1996.

Regulatory Matters

         Federal, state and local government regulations govern fitness and adequacy, equipment, personnel and standards of medical care at a health care facility, as well as health and fire codes. Changes in the applicable regulations could adversely affect the operations of a property, which could also affect the financial results of the Partnership. Any impact from proposed health care legislation is not known at this time; however, such impact could adversely affect the Partnership operations.

Item 2.  Properties

         The following is a schedule of the Properties owned by the Partnership. All of the Properties are owned in fee directly by the Partnership except The Amberleigh, which is owned by a limited partnership in which the Partnership is a 99.99% partner. The Properties are encumbered by mortgages in favor of the trustee for the benefit of the Pension Note holders.

                                                       Units Occupied                     Units Occupied
                                   Number            as a Percentage of                 as a Percentage of
          Property                   of              Total Units, as of                 Total Units, as of
        Name/Location               Units             December 31, 1996                  December 31, 1995
        -------------               -----             -----------------                  -----------------

Veranda Club                         189                     98%                                93%
  Boca Raton, Florida

The Amberleigh                       271                     98%                                95%
  At Woodstream Farms
  Williamsville, New York

The Atrium at Carmichael             153                     98%                                93%
  Sacramento, California

Crosswood Oaks                       122                     86%                                83%
  Sacramento, California

The Heatherwood                      160                     81%                                88%
  Southfield, Michigan


         The cornerstones of the General Partner's business plan for continuing to improve the Properties' performance are expanding the services offered to residents to include special services and home health care programs, continued effective use of creative marketing techniques such as outreach to local hospitals and physicians, and sound, cost effective site operations. The introduction of special services and home health care is intended to end the premature loss of tenants which some of the Partnership's properties have experienced in the past. Special services and home health care also tends to attract the well elderly to a community because they see the possibility of receiving assistance in their day-to-day living (e.g., bathing, dressing, eating and taking medication) without having to move to another facility at a difficult time. Thus, offering special services and home health care tends to attract more people who know they can stay for a longer period, with obvious benefits to the community's occupancy and resident turnover. The General Partner believes this philosophy provides an opportunity for improved operations at the Properties.

         Due to aging of the Properties and the Partnership's goal to remain competitive in its real estate markets, the General Partner developed a capital improvement program that was implemented in 1994 and scheduled to be completed in 1997. The program varies by property, but generally includes painting of the building, replacement of carpet and curtains, purchase of new furniture and furniture refurbishment, and purchase of new equipment. In 1994, 1995 and 1996, $430,197, $712,919 and $525,567, respectively, was spent for capital expenditures. Budgeted capital expenditures for 1997 are approximately $504,240.

Item 3.  Legal Proceedings

         The Partnership is not involved in any material legal proceedings as of March 20, 1997.

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

         (b) As of March 19, 1997, there were 2,443 registered holders of Assignee Interests and 3,373 registered holders of Pension Notes.

                  As of March 27, 1997, an affiliate of the general partner of the Partnership had purchased approximately 10,818 Pension Notes, or approximately 25.3% of the Partnership's outstanding Pension Notes.

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

                  For each of the years ended December 31, 1996, 1995 and 1994, interest paid to the Pension Note Holders as a group totaled $2,995,574, $2,987,040 and $2,987,040, respectively, per year.
                  With respect to the fourth quarter of 1996, interest payments paid to Pension Note Holders on February 28, 1997 amounted to $752,734.

                  No cash distributions were paid to the Assignee Interest Holders during 1996, 1995, or 1994. As presented in the Statement of Cash Flows (below), cash and cash equivalents increased $538,577 for the year ended December 31, 1996 and decreased $114,543 and $155,963 for the years ended December 31, 1995 and 1994, respectively. Future cash requirements have caused the General Partner to determine that it is not financially  appropriate  to make  distributions  to  Assignee
                  Interest Holders. The General Partner anticipates that distributions will be suspended until operating results significantly improve. See Item 7 below.

Item 6.  Selected Financial Data

                                                               Years Ended December 31,
                                                               ------------------------

                                        1996            1995              1994           1993             1992
                                        ----            ----              ----           ----             ----

Revenue                         $   14,488,099      $  14,020,626    $   13,445,022  $  12,247,313  $   10,947,444
                                ==============      =============    ==============  =============  ==============

Loss due to reduction
  in carrying value of
  rental property               $            0      $           0    $            0  $   3,300,000  $            0
                                ==============      =============    ==============  =============  ==============

Net loss                        $    3,574,668      $   3,690,549    $    3,773,975  $   7,580,517  $    4,670,855
                                ==============      =============    ==============  =============  ==============

Net Loss per Assignee Interest  $           82      $          85    $           87  $         174  $          107
                                ==============      =============    ==============  =============  ==============

Total assets                    $   56,071,884      $  57,749,496    $   58,967,958  $  60,399,012  $   65,821,271
                                ==============      =============    ==============  =============  ==============
Long-term obligations -
  Pension Notes, and related
  interest payable              $   63,353,172      $  60,573,461    $   58,039,450  $  55,729,421  $   53,604,651
                                ==============      =============    ==============  =============  ==============
Cash distributions per
   Assignee Interest            $            0      $           0    $            0  $           0  $            0
                                ==============      =============    ==============  =============  ==============


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Results of Operations

  Income from rental operations increased to $2,706,587 from $2,377,625 and $2,177,663 for the years ended December 31, 1996, 1995, and 1994, respectively. Rental revenue increased in 1996 to $14,241,055 from $13,754,959 in 1995, or an increase of 3.5%, primarily as a result of rental rate increases. Rental expenses also increased to $11,781,512 in 1996 from $11,643,001 in 1995, or an increase of 1.2%, reflecting increased costs primarily in management fees, administration, depreciation, taxes and insurance costs, utilities, maintenance and resident services. The Partnership's net loss is $3,574,668, $3,690,549 and $3,773,975 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Rental revenue increased in 1995 to $13,754,959 from $13,187,354 in 1994, or an increase of 4.3%, primarily as a result of increased rental rates. Rental expenses also increased to $11,643,001 in 1995 from $11,267,359 in 1994, or an increase of 3.3%, reflecting increased costs in salaries, administration, depreciation, taxes and insurance, and food services. Liquidity and Capital Resources

Liquidity and Capital Resources

  Net cash provided by operating activities during 1996 was $1,125,278, representing a significant improvement over 1995 and 1994 net cash provided by operating activities of $659,336 and $334,887, respectively. Rent collections increased in 1996 to $14,244,537 from $13,747,228 in 1995, an increase of 3.6%, primarily from rental rate increases. Rental collections likewise increased from $13,180,197 in 1994 to $13,747,228 in 1995, or an increase of 4.3%, primarily from rental rate increases. Operating expenses paid slightly increased from $10,366,496 in 1995 to $10,370,794 in 1996. Operating expenses paid increased from $10,116,279 in 1994 to $10,366,496 in 1995, or an increase of 2.5%, reflecting increased costs in salaries, food, administration, depreciation, taxes and insurance costs. Interest paid was $2,995,574 in 1996 and $2,987,040 in 1995 and 1994.

  For the years ended 1996, 1995 and 1994, cash generated from rental operations was sufficient to pay the base interest amount on the $42,672,000 of outstanding Pension Notes of $2,995,574, $2,987,040 and $2,987,040, respectively. Interest payments on the Pension Notes are accrued at a 13% rate, but were paid based on a 7% pay rate in 1996, 1995, and 1994. The remaining 6% unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes continues to be accrued and are due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 1996, amounted to $20,681,172. At the time of the maturity of the Pension Notes, total principal and accrued interest due will approximate $81 million.

  Cash and cash equivalents at December 31, 1996, amounted to $4,017,181 as compared to $3,478,604 at December 31, 1995. Cash required by operations, including interest on Pension Notes, has been funded by maturing short-term investments or available cash on hand. Though operations improved in the current year, if operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements or for payment of the Pension Notes and accrued interest as described herein. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions to the Assignee Interest Holders will be suspended until operating results significantly improve.

  The Trust Indenture Agreement (the Indenture) governing the terms of the Pension Notes provides for certain events of default. The Partnership would be in default under the Notes for any of the following reasons: ( i) the failure of the Partnership to pay interest on a quarterly basis for any quarter at the stated pay rate of 7%; (ii) the default in payment of principal of the Pension Notes at maturity or upon call or redemption of the Notes; (iii) default by the Partnership in the performance or breach of any covenant; and (iv) institution or decree of bankruptcy of the Partnership. All covenants included in the Indenture are non-financial in nature. Additionally, the Indenture provides for call or redemption of the Notes either at the election of the Partnership or upon sale or refinancing of the underlying properties of the Partnership.

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

  Although cash flow from operations improved in 1996, cash generated from operations prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall had been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interest and Pension Notes, after the acquisition of the Partnership's Properties. Given the level of the Partnership's cash reserves at December 31, 1996, if the Partnership is unable to significantly increase cash generated from operations over time, cash reserves may not be sufficient to fund its deferred Pension Note interest.

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

  The carrying value of the properties owned by the Partnership may still exceed current market values as of December 31, 1996. Should the Partnership be forced to dispose of one or more of its Properties, it could incur a loss. The Partnership, however, does not intend to sell any Properties in the near future, but rather intends to continue to hold and operate them as rental Properties. As a result, the Partnership has not obtained appraisals of the current market value of its Properties.

  Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data of the Partnership are included on pages 9 through 22 of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statements of financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHP Retirement Housing Partners I Limited Partnership at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  Ernst & Young LLP
Dallas, Texas
February 21, 1997

Report of Independent Public Accountants


To The Partners
NHP Retirement Housing Partners I
    Limited Partnership


We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of NHP Retirement Housing Partners I Limited Partnership (the Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of its operations and its cash flows of NHP Retirement Housing Partners I Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

As discussed in Note 9 to the financial statements, the Partnership generated cash losses from operations over the past several years prior to 1995. This shortfall from operations was funded by the Partnership's existing cash and maturing short-term investments remaining from its initial public offering. Should the cash generated from operations not continue to improve over the next several years, the Partnership's cash reserves may not be adequate to fund interest payments or other Partnership obligations. Management's plans regarding these matters are described in Note 9.

As discussed in Note 10 to the financial statements, the carrying values of the Partnership's rental properties may exceed the current market values of the properties at December 31, 1994. Should the Partnership be forced to dispose of one or more of its Properties, it could incur a loss. Management's plans in regard to operations and the carrying value of the Partnership's properties are described in Notes 9 and 10. During 1993, a $3,300,000 write-down was taken on the Partnership's rental properties; there can be no assurance that further write-downs will not be needed in the future.

As discussed in Notes 6 and 9, the Partnership defers a significant portion of the interest on its Pension Notes. Accordingly, there would need to be very significant improvements in the cash flows from operations and/or increases in the values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity.



Deloitte & Touche
Washington, D.C.
February 17, 1995

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION


                                                                                         December 31,
                                                                                         ------------

                                                                                  1996                   1995
                                                                                  ----                   ----
                                                  ASSETS (Note 6)

Cash and cash equivalents (Note 2)                                        $    4,017,181           $   3,478,604
Interest receivable                                                                1,200                   1,265

Other receivables (Note 4)                                                        28,363                 858,722

Pension notes issuance costs                                                   1,264,634               1,519,426

Pension notes organization costs                                                 265,102                 314,878

Prepaid expenses                                                                 285,111                 279,152

Rental property (Notes 1 and 10):
  Land                                                                         6,318,028               6,318,028

  Buildings and improvements, net of
    accumulated depreciation of $13,752,920
    in 1996 and $12,137,832 in 1995                                           43,853,213              44,942,735

Other assets                                                                      39,052                  36,686
                                                                          --------------           -------------

Total assets                                                              $   56,071,884           $  57,749,496
                                                                          ==============           =============


                                         LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accounts payable                                                          $     336,446          $      591,228
 Interest payable (Note 6)                                                    20,681,172              17,901,461
 Pension notes (Note 6)                                                       42,672,000              42,672,000
 Purchase installments (Note 4)                                                        0                 552,000
 Other liabilities (Notes 2 and 4)                                               818,377                 833,116
                                                                           -------------          --------------

                                                                              64,507,995              62,549,805
                                                                           -------------          --------------
Partners' deficit (Notes 5 and 7):
  General Partner                                                             (1,465,252)             (1,332,625)
  Assignee Limited Partner - 42,691
    investment units outstanding                                              (6,970,859)             (3,467,684)
                                                                           -------------          ---------------

Total partners' deficit                                                       (8,436,111)             (4,800,309)
                                                                           -------------          --------------

Total liabilities and partners' deficit                                    $  56,071,884          $   57,749,496
                                                                           =============          ==============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                            -----------------------

                                                                      1996             1995                1994
                                                                      ----             ----                ----
REVENUES:
  Rental income                                               $  14,241,055      $ 13,754,959      $  13,187,354
  Interest income                                                    79,811            83,348             71,462
  Other income                                                      167,233           182,319            186,206
                                                              -------------      ------------      -------------


                                                                 14,488,099        14,020,626         13,445,022
                                                              -------------      ------------      -------------
COSTS AND EXPENSES:
   Salaries, related benefits and overhead reimbursements(Note 3) 3,825,002         3,919,906          3,857,590
   Management fees, dietary fees and other services (Note 3)      1,350,502         1,326,272          1,312,079
   Insurance advisory fees and reinsurance premiums (Note 3)              0                 0             91,922
   Administrative and marketing                                     754,504           700,594            608,230
   Utilities                                                        874,156           852,805            889,124
   Maintenance                                                      451,412           444,394            421,579
   Resident services, other than salaries                           297,794           292,097            263,484
   Food services, other than salaries                             1,511,771         1,513,898          1,432,153
   Depreciation                                                   1,615,089         1,525,513          1,439,377
   Taxes and insurance                                            1,101,282         1,067,522            951,821
                                                              -------------      ------------      -------------

                                                                 11,781,512        11,643,001         11,267,359
                                                              -------------      ------------      -------------

INCOME FROM RENTAL OPERATIONS                                     2,706,587         2,377,625          2,177,663
                                                              -------------      ------------      -------------

COSTS AND EXPENSES:
  Interest expense - pension notes (Note 6)                       5,775,285         5,521,051          5,297,069
  Amortization of pension
   notes issuance costs                                             254,792           254,792            254,792
  Amortization of pension notes
   organization  costs                                               49,776            49,776             49,776
  Other expenses                                                    201,402           242,555            350,001
                                                              -------------      ------------      -------------

                                                                  6,281,255         6,068,174          5,951,638
                                                              -------------      ------------      -------------

NET LOSS                                                      $  (3,574,668)     $ (3,690,549)     $  (3,773,975)
                                                              =============      ============      =============

ALLOCATION OF NET LOSS:
General Partner                                               $     (71,493)     $    (73,811)     $     (75,480)
Assignor Limited Partner                                         (3,503,175)       (3,616,738)        (3,698,495)
                                                              -------------      ------------      -------------

                                                              $  (3,574,668)     $ (3,690,549)     $  (3,773,975)
                                                              =============      ============      =============

NET LOSS PER ASSIGNEE INTEREST                                $         (82)     $        (85)     $         (87)
                                                              =============      ============      =============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP


                              A LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                                              General
                                                              Partner-
                                                           Capital Realty          Assignee
                                                            Group Senior           Limited
                                                            Housing, Inc.          Partners             Total
                                                          -------------         -------------      -------------

Partners' equity (deficit) at January 1, 1994             $  (1,061,721)        $   3,847,549      $   2,785,828

Distributions                                                   (60,653)                    -            (60,653)

Net Loss                                                        (75,480)           (3,698,495)        (3,773,975)
                                                          -------------         -------------      -------------

Partners' equity (deficit) at December 31, 1994              (1,197,854)              149,054         (1,048,800)

Distributions                                                   (60,960)                    0            (60,960)

Net Loss                                                        (73,811)           (3,616,738)        (3,690,549)
                                                          -------------         -------------      -------------

Partners' deficit at December 31, 1995                       (1,332,625)           (3,467,684)        (4,800,309)

Distributions                                                   (61,134)                    0            (61,134)

Net Loss                                                        (71,493)           (3,503,175)        (3,574,668)
                                                          -------------         -------------      -------------

Partners' deficit at December 31, 1996                    $  (1,465,252)        $  (6,970,859)     $  (8,436,111)
                                                          =============         =============      =============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                           -----------------------

                                                                      1996              1995            1994
                                                                      ----              ----            ----
Cash flows from operating activities:

  Rent collections                                               $   14,244,537   $  13,747,228    $  13,180,197
  Interest received                                                      79,876          83,325           71,803
  Other income                                                          167,233         182,319          186,206
  Management fees, dietary fees and other services                   (1,351,527)     (1,326,188)      (1,312,855)
  Salary, related benefits and overhead reimbursements               (3,816,530)     (3,925,369)      (3,858,879)
  Insurance advisory services and reinsurance premiums                        0               0          (91,922)
  Other operating expenses paid                                      (5,202,737)     (5,114,939)      (4,852,623)
  Interest paid                                                      (2,995,574)     (2,987,040)      (2,987,040)
                                                                 --------------   -------------    -------------

  Net cash provided by operating activities                           1,125,278         659,336          334,887

Cash flows from investing activity:
  Capital expenditures                                                 (525,567)       (712,919)        (430,197)
                                                                 --------------   -------------    -------------


  Net cash used in investing activity                                  (525,567)       (712,919)        (430,197)

Cash flows from financing activity:
  Distributions                                                         (61,134)        (60,960)         (60,653)
                                                                 --------------   -------------    -------------

  Net cash used in financing activity                                   (61,134)        (60,960)         (60,653)
                                                                 --------------   -------------    -------------

Net increase (decrease) in cash and cash equivalents                    538,577        (114,543)        (155,963)


Cash and cash equivalents at beginning of year                        3,478,604       3,593,147        3,749,110
                                                                 --------------   -------------    -------------

Cash and cash equivalents at end of year                         $    4,017,181   $   3,478,604    $   3,593,147
                                                                 ==============   =============    =============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                             Year Ended December 31,
                                                                             -----------------------

                                                                       1996            1995             1994
                                                                       ----            ----             ----
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                         $   (3,574,668)  $  (3,690,549)   $  (3,773,975)
                                                                 --------------   -------------    -------------

Adjustments to reconcile net loss
 to net cash provided by operating activities:

  Depreciation                                                        1,615,089       1,525,513        1,439,377
  Amortization of pension notes organization costs                       49,776          49,776           49,776

  Amortization of pension notes issuance costs                          254,792         254,792          254,792

  Changes in operating assets and liabilities:
    Interest receivable                                                      65             (23)             341
    Other assets and receivables                                        827,993          (7,461)          (5,569)
    Prepaid expenses                                                     (5,959)         (5,759)         (33,429)
    Accounts payable                                                   (254,782)         88,374          (51,631)
    Interest payable                                                  2,779,711       2,534,011        2,310,029
    Purchase installments                                              (552,000)              0                0
    Other liabilities                                                   (14,739)        (89,338)         145,176
                                                                 --------------    ------------    -------------

Net cash provided by operating activities                        $    1,125,278    $    659,336    $     334,887
                                                                 ==============    ============    =============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

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

                  A description of the Projects now owned directly or indirectly and operated by the Partnership is as follows:

                  The Amberleigh. This project is a 271 unit retirement living center located in Williamsville, New York. The facility was approximately 98% and 95% occupied at December 31, 1996 and 1995, respectively.

                  The Atrium of Carmichael. This project is a 153 unit retirement living center located in Sacramento, California. This facility was approximately 98% and 93% occupied at December 31, 1996 and 1995, respectively.

                  Crosswood Oaks. This project is an 122 unit retirement living center located in Sacramento, California. This facility was approximately 86% and 83% occupied at December 31, 1996 and 1995, respectively.

                  The Heatherwood. This project is an 160 unit retirement living center located in Southfield, Michigan. This facility was approximately 81% and 88% occupied at December 31, 1996 and 1995, respectively.

                  Veranda Club. This project is an 189 unit retirement living center located in Boca Raton, Florida. This facility was approximately 98% and 93% occupied at December 31, 1996 and 1995, respectively.

         Significant Accounting Policies

                  Offering costs, issuance costs and organization costs related to the sale of Notes are being amortized using the straight line method over the term of the Notes. Accumulated amortization at December 31, 1996 and 1995 was $2,293,128 and $2,038,336, respectively. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Accumulated amortization at December 31, 1996 and 1995 was $447,984 and $398,208, respectively. Direct costs of acquisition, including acquisition fees and expenses paid to the

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

         General Partner, have been capitalized as a part of buildings and improvements. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are performed.

                  Interest expense on Notes is calculated using the effective interest method (see Note 6). Operating deficit and cash flow guarantee payments received from the sellers of The Heatherwood, The Atrium and Crosswood Oaks are recognized as a reduction of the basis of the respective properties.

                  Buildings and  improvements  are recorded at the lower of cost or net recoverable value (Note 10) and depreciated using the straight-line method, assuming a 30-year life and a 30% salvage value. Furniture and equipment are recorded at cost and depreciated using the straight line method over 5 years.

                  The cost of rental property and their useful lives are summarized as follows:

                                                     Useful Life           1996                   1995
                                                     -----------       -------------         -------------

         Land                                                          $   6,318,028         $   6,318,028
                                                                       =============         =============

         Land improvements                            30 years                75,809                52,043
         Building and building improvements           30 years            55,179,219            55,067,422
         Furniture and equipment                       5 years             2,351,105             1,961,102
                                                                       -------------         -------------
                                                                          57,606,133            57,080,567
         Less-accumulated depreciation                                   (13,752,920)          (12,137,832)
                                                                       -------------         -------------
                                                                       $  43,853,213         $  44,942,735
                                                                       =============         =============

                  Rental income is recognized when earned based on residents' signed rental agreements. Rental payments received in advance are deferred and recognized when earned.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       CASH AND CASH EQUIVALENTS

                  As of December 31, 1996 and 1995, cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

                  Cash and cash equivalents also includes $504,879 and $493,425 of tenant security deposits at December 31, 1996 and 1995, respectively, which are designated for the purpose of providing refunds to tenants upon move-out.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                  On December 19, 1991, the General Partner  executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRG) for the transfer of the General Partner's interest in the Partnership, subject to the approval of Assignee Holders. CRG's rights and obligations under the purchase agreement were subsequently assigned to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH). CRGSH is the management agent under a five year contract with an option to renew for an additional five years under certain conditions.
         Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH became the sole general partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. ("CSL"). CRGSH and CSL received $1,351,527, $1,326,188, and $1,312,855 in 1996, 1995 and 1994,
         respectively, for management fees, dietary services fees and other operating expense reimbursements related to services provided to the Properties and the Partnership.

                  Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of CSL, an affiliate of CRGSH, and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 1996, 1995 and 1994, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $3,816,530, $3,925,369 and $3,858,879, respectively.

                  In addition, the Partnership paid $91,922 to an affiliate of NHP/RHGP-I for insurance advisory services and reinsurance premiums during 1994.

                  During 1996 and 1995, an affiliate of the General Partner purchased approximately 422 and 1,389, respectively, Pension Notes, or approximately 4.24% of the Partnership's outstanding Pension Notes at December 31, 1996 at an average price of $434 per Note.

                  A 50% partner in RLC is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts

4.       ACQUISITION OF RENTAL PROPERTY

                  In connection with the purchase of the Heatherwood in 1988, the Partnership has recorded receivables of $826,877 from the seller and purchase installments and other liabilities due to the seller totalling $816,583. Amounts due to the Seller at December 31, 1995 include $264,583 in property management fees and the remaining $525,000 plus accrued interest of $27,000 purchase installment payment due to the seller. During 1996, the General Partner attempted to contact the Seller, but was unable to do so. The General Partner determined to write off the amounts due to and from the Seller and recorded a $10,294 profit during 1996.

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

                  Second, to the Pension Note Holders in an amount equal to an annual return of 7 percent on the adjusted principal amount of their Pension Notes for each quarterly cash distribution period.

                  Third, to the Assignee Holders in an amount equal to an annual return of 7 percent on their adjusted capital contributions for each quarterly cash distribution period.

                  Fourth, to the Pension Note Holders and Assignee Holders pro rata based on the relationship between the adjusted principal amount of the Pension Notes to the adjusted capital contributions of the Assignee Holders until the Note Holders have received an amount equal to an aggregate annual return of 10 percent on the adjusted principal amount of their Pension Notes for each quarterly cash distribution period and the Assignee Holders have received an amount equal to an aggregate annual return of 10 percent on their adjusted capital contributions for each quarterly cash distribution period.

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

                  No distributions were paid to the Assignee Interest Holders during 1996, 1995 or 1994. The General Partner anticipates that distributions to Assignee Interest Holders will be suspended until operating results significantly improve.

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

                  First, to the Assignee Interest Holders until their adjusted capital accounts are reduced to zero;

                  Second, to the Assignee Interest Holders until cumulative cash distributions received equal a 13% non-compounded return on their adjusted capital accounts, reduced by prior distributions;

                  Third, to the General Partner in the form of a disposition fee; and

                  Fourth, 85% to the Assignee Interest Holders and 15% to the General Partner.

                  Net income or loss from operations is allocated to the Interest Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90% to the Assignee Holders as a class and 10% to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2% for 1996, 1995 and 1994 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. During 1994, the General Partner assigned $60,653 of such distributions to CRGSH. Accordingly, net loss for each of the three years in the period ended December 31, 1996 was allocated in the same manner.

6.       PENSION NOTES

                  The Notes bear stated simple interest at a rate equal to 13% per annum. Payment of up to 9% of stated interest was subject to deferral through December 31, 1988 and payment of up to 6% of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9% per annum compounded quarterly. The approximate 9% effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid and will provide a liability for the full amount of deferred interest upon the maturity of the Pension Notes. If interest had been provided based on 13% versus the effective rate of approximately 9%, an additional liability of approximately $4,601,988 would be recorded at December 31, 1996 and future interest expense would be reduced by this amount. The Partnership made payments of $2,995,574 in 1996 and $2,987,040 per year in 1995 and 1994 to Pension
         Note Holders. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets (see
         Note 9). The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 nor more than 60 days prior notice, at the election of the Partnership.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

7.       DISTRIBUTIONS TO PARTNERS

                  During 1996, 1995 and 1994, the General Partner received distributions, representing 2% of the Cash Available For Distribution Before Interest Payments to the Pension Note Holders. During 1994, the General Partner assigned such distributions to CRGSH as part of the management arrangement. The Partnership did not make a distribution to the holders of Assignee Interests during 1996, 1995 or 1994.

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

                  For Federal income tax purposes, the Partnership computes depreciation of buildings and improvements using the Modified Accelerated Cost Recovery System (MACRS) and the Accelerated Cost Recovery System (ACRS), while for financial statement purposes, depreciation is computed using the straight-line method. Interest on Pension Notes is computed in accordance with Internal Revenue Service regulations for original issue discount for Federal income tax purposes, while for financial statement purposes, interest on Pension Notes is computed using the effective interest method. Start-up and marketing costs incurred prior to initial occupancy were capitalized and amortized over sixty months for Federal income tax purposes, while for financial statement purposes, only those start-up and marketing costs that are expected to benefit future operations have been capitalized and amortized over sixty months.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

         A reconciliation between financial statement net loss and net loss for tax purposes follows:

                                                                      Years Ended December 31,
                                                                      ------------------------

                                                             1996                1995             1994
                                                             ----                ----             ----
          Net loss per financial statements           $   3,574,668       $   3,690,549     $  3,773,975

          Temporary differences in determining
            losses for Federal income tax purposes

              Depreciation                                  667,874             671,332          923,302
              Amortization of start-up and
                marketing costs                             (48,116)            (48,116)         (19,366)
              Interest expense - pension notes           (2,903,363)         (2,673,201)      (2,471,909)
              Miscellaneous                                  37,148             (18,001)         (11,175)
                                                      --------------      -------------     ------------

          Loss per tax return                         $   1,328,211       $   1,622,563     $  2,194,827
                                                      =============       =============     ============

          The  basis  of  building   and   improvements,   net  of   accumulated
          depreciation, for Federal income tax purposes was $36,967,094 and $38,724,490 at December 31, 1996 and 1995, respectively.

9.       FUTURE OPERATIONS AND CASH FLOWS

                  Although cash flow from operations improved in 1996, cash generated from operations over the past several years prior to 1994 was not adequate to meet the Partnership's minimum interest payment requirements. The shortfall was funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interests and Pension Notes, after the acquisition of the Partnership's Properties. Given the level of the Partnership's cash reserves at December 31, 1996, if the Partnership is unable to increase cash generated from operations over time, cash reserves may be exhausted and the Partnership may be unable to meet its obligations.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

10.      VALUATION OF RENTAL PROPERTY

                  In accordance with FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a shortfall exists, a write-down would be warranted based on the estimated shortfall of discounted cash flows. The Partnership performs such evaluations on an ongoing basis by comparing each property's net book value to the total estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed sale of the properties on December 31, 2001. Sales proceeds, net of an estimated 3% cost of disposal, are estimated using a 10% capitalization rate of the net operating income projected for each property for the year 2001. As a result of operating budget revisions during 1993 which reduced projected undiscounted cash flows, evaluations prepared at September 30, 1993 indicated that write-downs at that date were necessary. Therefore, as of September 30, 1993, write-downs in the amounts of $2,000,000 and $800,000 were recorded on the Crosswood Oaks and Atrium properties, respectively. As of December 31, 1993, an evaluation of projected future undiscounted cash flows disclosed that, as of December 31, 1993, additional write-downs of $400,000 and $100,000 were required on the Crosswood Oaks and Atrium properties, respectively. After recording these additional amounts, the total write-down recorded for 1993 was $3,300,000. The Partnership will continue to evaluate the operations of all of its Properties, and should actual cash flows fall short of projected cash flows on any of its properties, further reductions in carrying value may be necessary. Based on the Partnership's evaluation of each respective property as of December 31, 1996, 1995 and 1994, no additional write-downs were taken.

                  Even after the write-downs discussed above, the carrying value of Crosswood Oaks and The Atrium as well as the other Properties owned by the Partnership may still exceed current market values as of December 31, 1996. Should the Partnership be forced to dispose of one or more of its Properties, it could incur a loss. The Partnership, however, does not intend to sell any Properties in the near future, but rather intends to continue to hold and operate them as rental properties. As a result, the Partnership has not obtained appraisals of the current market value of its Properties.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  The carrying amounts and fair values of financial instruments at December 31, 1996 and 1995 are as follows:

                                                       1996                              1995
                                          ----------------------------        ---------------------------
                                            Carrying           Fair             Carrying         Fair
                                             Amount           Value              Amount          Value
                                            --------          -----             --------         -----
         Cash and cash equivalents       $  4,017,181     $  4,017,181       $  3,478,604    $  3,478,604
         Pension Notes                     42,672,000       27,753,050         42,672,000      17,932,740

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  The Partnership's  former independent  accountant,  Deloitte &
         Touche LLP, was dismissed by the Partnership on July 17, 1995. Deloitte & Touche's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. The Partnership engaged Ernst & Young LLP as its independent accountant on July 17, 1995.


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

                  The Partnership properties during 1994 and through February 1, 1995, were managed by CRGSH. On February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living. CSL is owned in the same manner as Capital.

                  The following are the directors and executive officers of CSL, and previously CRGSH:

       Name                      Position
       James A. Stroud           Chief Operating Officer, Secretary and Director
       Jeffrey L. Beck           Chief Executive Officer and Director
       Keith N. Johannessen      President
       David Beathard            Vice President
       Rob L. Goodpaster         National Director of Marketing
       David Brickman            Vice President
       Robert F. Hollister       Controller

          JAMES A. STROUD, age 46. Mr. Stroud has served as an officer and a director of CRGSH since December 1988, most recently serving as Chief Operating Officer and Secretary since May 1991. He owns 50% (through a trust) of Capital Realty Group Corporation. From 1984 until 1985, he was Executive Vice-President of Equity Management Corporation, Dallas, Texas, a full service real estate company. From 1980 to 1983, he was director in charge of the Tax Department of the law firm of Baker, Glast & Middleton, Dallas, Texas. From 1978 until 1980, he was an associate with Brice & Mankoff (formerly Durant and Mankoff), a law firm in Dallas, Texas. Mr. Stroud is a Certified Public Accountant and a licensed attorney. He received his B.B.A. from Texas Tech University with highest honors, his J.D. from the University of Texas with honors, and his L.L.M. in taxation from New York University with honors. While at New York University, he was a graduate editor of the New York University Tax Law Review and a Wallace Scholar. Mr. Stroud is a founder and director of the Assisted Living Facilities Association of America, a member of the Health Industry Council, President-elect of National Association for Senior Living Industries ("NASLI"), and has delivered speeches on health care topics to the NASLI, National Investment Conference and the Urban Land Institute.

          JEFFREY L. BECK, age 52. Mr. Beck has served as an officer and a director of CRGSH since December 1988, most recently serving as Chief Executive Officer since November 1990. He owns 50% of Capital Realty Group Corporation. From 1975 to 1985, he was President of Beck Properties, Inc., which was the predecessor of Capital. From 1973 to 1974, he was Regional Controller with Trammell Crow & Company, a real estate company based in Dallas, Texas. Mr. Beck is Chairman of the Board of Directors of Park Central Bank of Dallas. Mr. Beck serves as Chairman of the American Senior Housing Association.

          KEITH N. JOHANNESSEN, age 40. Mr. Johannessen became Executive Vice President of CRGSH in May 1993 with responsibility for supervising the day-to-day operations of CRGSH's retirement communities. In March 1994, Mr. Johannessen became President of CRGSH. From September 1992 through May 1993, Mr. Johannessen was a Senior Manager in the North Central Region for the health care practice of Ernst & Young LLP, responsible for assisting in the development and direction of the firm's long term care center consulting projects in the region as well as on a national basis. From August 1987 through September 1992, Mr. Johannessen was Executive Vice President with Oxford Retirement Services, Inc. responsible for the sales, marketing and operations of retirement communities and nursing homes. From August 1978 to August 1987, Mr. Johannessen was employed by Life Care Services Corporation in a variety of operations management positions, from single retirement projects to multi-facility responsibilities. He is a licensed nursing home administrator and holds a Bachelor of Arts Degree from Nyack College, New York. Mr Johannessen is active in the American Senior Housing Association, National Association for Senior Living Industries and the American Association of Homes for the Aging.

          DAVID W. BEATHARD, age 49. Mr. Beathard is Vice President of Capital Senior Living with responsibility for supervising the daily operations of Capital Nursing Homes and Senior Communities. Prior to joining Capital, Mr. Beathard was a management consultant for the retirement housing industry in Ohio. From 1978 to 1991, Mr. Beathard served as Executive Director, Regional Administrator, Regional Vice President, and Vice President and Director of Operations Management for Life Care Services Corp. Mr. Beathard has been in the senior housing and services business for 20 years.

          ROB L. GOODPASTER, age 44. Mr. Goodpaster became National Director of Marketing of CRGSH in December 1992, with overall responsibility for marketing and lease-up functions of CRGSH's managed properties. With 20 years of experience in the industry, Mr. Goodpaster has an extensive background in retirement housing marketing. His experience includes analyzing demographics, developing and implementing marketing plans, creating outreach and advertising programs, hiring and training sales personnel and implementing lead management and tracking systems. Prior to joining Capital, Mr. Goodpaster was National Director of Marketing for Autumn America from January 1990 to November 1992. From 1985 until December 1989, he was President of Retirement Living Concepts, Inc. where he marketed retirement properties throughout the United States. Mr. Goodpaster was formerly Vice President, Marketing for U.S. Retirement Corp. from 1984 to 1985 and Vice President, Development for American Retirement Corp. from 1980 to 1984. Mr. Goodpaster is a graduate of Ball State University with a B.S. in Business Management and Marketing. Mr. Goodpaster is a member of the National Association for Senior Living Industry and the Texas Association of Retirement Communities.

          DAVID BRICKMAN, age 38. Mr. Brickman has served as Vice President and Counsel of CRGSH since 1992. Mr. Brickman received his bachelor of Arts degree from Brandeis University. He holds a J.D. from the University of South Carolina Law School, an M.B.A. from the University of South Carolina School of Business Administration and a Masters of Health Administration from Duke University. Prior to joining Capital in 1992, he served as in-house counsel from 1986 through 1987 with Cigna Health Plan Inc., from 1987 through 1989 with American General Group Insurance Company and from 1989 until joining Capital, with LifeCo Travel Management Company located in Houston, Texas. Mr. Brickman is also responsible for asset management activities, operational activities and investor relations for Capital's portfolio.

          ROBERT F. HOLLISTER, age 41. Mr. Hollister has served as Controller of CRGSH since 1992. Mr. Hollister received his Bachelor of Science in Accounting from the University of Maryland. His experience includes public accounting experience as well as private experience in fields such as securities, construction, and nursing homes. Prior to joining Capital in 1992, Mr. Hollister was the chief financial officer and controller for Kavanaugh Securities, Inc. from December 1985 until 1992. Mr. Hollister is the property controller and supervises the day-to-day accounting and financial aspects of Capital. Mr. Hollister is a Certified Financial Planner and a member of both local and national professional accounting organizations.

          The executive officers of CSL are required to spend only such time on the Partnership's affairs as is deemed necessary in the sole judgment of CSL. A significant amount of these officers' time is expected to be spent on matters unrelated to the Partnership.

                          (c). Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Partnership pursuant to Rule 16a-3(c) of the Securities and Exchange Commission (SEC) rules, the Partnership is not aware of any failure of any officer or director of CRGSH or beneficial owner of more than ten percent of the Assignee Interests to file timely with the SEC any Forms 3, 4 or 5 relating to the Partnership for 1995.

Item 11.  Executive Compensation

                NHP Retirement  Housing  Partners I Limited  Partnership  has no
              officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. The following is a summary of such fees paid or accrued during the year ended December 31, 1996:

              Paid or payable from operating cash flow:

                Cash  distributions  of $61,134 to the  General  Partner,  which represents 2% of Cash Available for Distribution Before Interest Payments to the Note Holders.

                Management  fees,  dietary  service  fees,  and other  operating expense reimbursements of $1,351,527 and salaries, related benefits and overhead reimbursements of $3,816,530, were paid to the General Partner and CSL, an affiliate of the General Partner

              See Item 8.  Financial Statements and Supplementary Data.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                No person is known by the Partnership to own more than 5% of Assignee Interests.

                As of March 27,  1997,  an  affiliate  of the  General  Partner, purchased approximately 10,818 Pension Notes, or approximately 25.3% of the Partnership's outstanding Pension Notes.

Item 13.  Certain Relationships and Related Transactions.

                The Partnership  had no  transactions or business  relationships with NHP, CRGSH, or its affiliates except as described in Items 8 (Note 3 in the Financial Statements), 10, and 11.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)   Documents filed as part of this report:

          1. Financial Statements

          The financial  statements,  notes and reports listed below are included herein:
                                                                            Page
                                                                            ----

          Report of Ernst & Young LLP, Independent Auditors                    7

          Report of Deloitte & Touche LLP Independent Public Accountants       8

          Statements of Financial Position,
              December 31, 1996 and 1995                                       9

          Statements of Operations for the Years
              Ended December 31, 1996, 1995 and 1994                          10

          Statements of Partners' Equity (Deficit)
              for the Years Ended December 31, 1996, 1995 and 1994            11

          Statements of Cash Flows for the
              Years Ended December 31, 1996, 1995 and 1994                    12

          Notes to Financial Statements                                       14


          2.  Financial Statement Schedules

          All schedules  have  been  omitted  as  the  required  information  is
          inapplicable  or  the  information   is  presented  in  the  financial
          statements or related notes.

          3.  Exhibits

              None.

              (b) Reports on Form 8-K

               No reports on Form 8-K were filed  during  the  last  quarter  of fiscal 1996.

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

                NHP RETIREMENT HOUSING PARTNERS I, LIMITED PARTNERSHIP

                By: Capital Realty Group Senior Housing, Inc.
                    General Partner




                By:/s/James A. Stroud
                   ------------------
                   James A. Stroud
                   Chief Operating Officer and Director
                   (Chief financial, and accounting officer)



               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.



By:/s/James A. Stroud
   ------------------
   James A. Stroud
   Chief Operating Officer and Director
   (Chief financial, and accounting officer)





By:/s/Jeffrey L. Beck
   ------------------
   Jeffrey L. Beck
   Chief Executive Officer and Director


Date:March 27, 1997