Form 10-Q
period 1997-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1997-05-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-16815

                       NHP RETIREMENT HOUSING PARTNERS I
                              LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       52-1453513
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                         14160 DALLAS PARKWAY, SUITE 300
                                DALLAS, TX 75240
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (214) 770-5600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                              A LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL POSITION

                                                                        March 31, 1997              December 31, 1996
                                                                        --------------              -----------------
                                            ASSETS
                                            ------
Cash and cash equivalents                                              $     4,321,081              $       4,017,181
Interest receivable                                                              1,200                          1,200
Other receivables                                                               34,924                         28,363
Pension notes issuance costs                                                 1,200,936                      1,264,634
Organization and offering costs                                                252,658                        265,102
Prepaid expenses                                                               289,964                        285,111
Rental property:
         Land                                                                6,318,028                      6,318,028
         Building, net of accumulated depreciation of
           $14,168,469 in 1997 and $13,752,920 in 1996                      43,510,305                     43,853,213
Other assets                                                                    37,657                         39,052
                                                                        --------------              -----------------

Total assets                                                           $    55,966,753              $      56,071,884
                                                                        ==============               ================



                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
         Accounts payable                                              $       368,731              $         336,446
         Interest payable                                                   21,437,507                     20,681,172
           Pension notes                                                    42,672,000                     42,672,000
         Other liabilities                                                     841,938                        818,377
                                                                        --------------               ----------------

                                                                            65,320,176                     64,507,995
                                                                        --------------               ----------------
Partners' deficit:
         General Partner-NHP/RHGP-I Limited
            Partnership                                                     (1,498,653)                    (1,465,252)
         Assignor Limited Partner-NHP RHP-I
            Assignor Corporation-42,691 investment
            units outstanding                                               (7,854,770)                    (6,970,859)
                                                                        --------------               ----------------

Total partners' deficit                                                     (9,353,423)                    (8,436,111)
                                                                        --------------               ----------------

Total liabilities and partners' deficit                                $    55,966,753              $      56,071,884
                                                                        ==============               ================

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                             Three months ended March 31,
                                                                            1997                     1996
                                                                            ----                     ----
REVENUE:
         Rental income                                               $  3,774,565             $ 3,547,821
         Interest income                                                   24,420                  18,142
         Other income                                                      41,772                  44,760
                                                                     ------------            ------------

                                                                        3,840,757               3,610,723
                                                                     ------------            ------------
COSTS AND EXPENSES:
         Salaries, related benefits and overhead reimbursements         1,003,343                 979,174
         Management fees, dietary fees and other services                 373,535                 351,062
         Administrative and marketing                                     128,973                 155,092
         Utilities                                                        256,345                 239,289
         Maintenance                                                      115,405                 102,569
         Resident services, other than salaries                            71,389                  69,736
         Food services, other than salaries                               385,682                 376,444
         Depreciation                                                     415,548                 411,634
         Taxes and insurance                                              279,797                 269,248
                                                                     ------------            ------------

                                                                        3,030,017               2,954,248
                                                                     ------------            ------------

INCOME FROM RENTAL OPERATIONS                                             810,740                 656,475
                                                                     ------------            ------------

COSTS AND EXPENSES:
         Interest expense - pension notes                               1,509,068               1,441,688
         Amortization of pension notes issuance costs                      63,698                  63,698
         Amortization of organization and offering costs                   12,444                  12,444
         Other expenses                                                   127,480                  76,726
                                                                     ------------            ------------

                                                                        1,712,690               1,594,556
                                                                     ------------            ------------

NET (LOSS)                                                           $   (901,950)           $   (938,081)
                                                                     ============            ============

NET (LOSS) PER ASSIGNEE INTEREST                                     $        (21)           $        (22)
                                                                     ============            ============

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                                         GENERALPARTNER
                                                      CAPITAL REALTY GROUP            ASSIGNOR LIMITED
                                                      SENIOR HOUSING, INC.                PARTNER               TOTAL
                                                      --------------------            ----------------          -----

Partners' deficit
         at December 31, 1996                           $     (1,465,252)            $   (6,970,859)       $  (8,436,111)

Distributions                                                    (15,362)                         0              (15,362)

Net Loss - Three months
         ended March 31, 1997                                    (18,039)                  (883,911)            (901,950)
                                                         ---------------              -------------         ------------

Partners' deficit
         at March 31, 1997                              $     (1,498,653)            $   (7,854,770)       $  (9,353,423)
                                                         ===============              =============         ============

Percentage interest
         at March 31, 1997                                       2%                          98%                   100%
                                                                 ==                          ===                   ====

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS


                                                                           Three months ended March 31,
                                                                          1997                      1996
                                                                          ----                      ----

Cash flows from operating activities:
         Rent collections                                            $  3,768,004              $  3,567,126
         Interest received                                                 24,420                    16,877
         Other income                                                      41,772                    44,760
         Salary and related benefits                                   (1,005,993)                 (979,174)
         Management fees, dietary fees
           and other services                                            (374,368)                 (353,868)
         Other operating expenses paid                                 (1,309,200)               (1,323,647)
         Interest paid                                                   (752,733)                 (752,734)
                                                                         --------                  --------
         Net cash provided by
           operating activities                                           391,902                   219,340
                                                                          -------                   -------
Cash flows from investing activities:
         Capital Expenditures                                             (72,640)                 (112,705)
                                                                          -------                  --------

         Net cash used in investing activities                            (72,640)                 (112,705)
                                                                          -------                  --------
Cash flows from financing activities:
         Distributions                                                    (15,362)                  (15,362)
                                                                          -------                   -------

         Net cash used in financing activities                            (15,362)                  (15,362)
                                                                          -------                   -------
Net increase in cash and
         cash equivalents                                                 303,900                    91,273

Cash and cash equivalents
         at beginning of period                                         4,017,181                 3,478,604
                                                                        ---------                 ---------
Cash and cash equivalents
         at end of period                                            $  4,321,081              $  3,569,877
                                                                        =========                 =========

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)



                                                                                   Three months Ended March 31,
                                                                                  1997                      1996
                                                                                  ----                      ----
RECONCILIATION OF NET LOSS TO NET CASH
         PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                                    $  (901,950)                $  (938,081)

Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                         415,548                     411,634
           Amortization of organization
             and offering costs                                                  12,444                      12,444
           Amortization of pension notes
             issuance costs                                                      63,698                      63,698

Changes in operating assets and liabilities:
           Interest receivable                                                        0                      (1,265)
           Other assets and receivables                                          (5,166)                    848,180
           Prepaid expenses                                                      (4,853)                     (4,600)
           Accounts payable                                                      32,285                    (136,067)
           Interest payable                                                     756,335                     688,954
           Purchase installments                                                      0                    (552,000)
           Other liabilities                                                     23,561                    (173,557)

                  Total adjustments                                           1,293,852                   1,157,421
                                                                              ---------                   ---------

Net cash provided by
  in operating activities                                                   $   391,902                 $   219,340
                                                                           ============                ============

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

       While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Reports filed in Forms 10-K for the year ended December 31, 1996.


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

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 1997 and 1996, were $1,003,343 and $979,174, respectively. Management fees,
       dietary  fees  and  other   services
       reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 1997 and 1996, were $373,535 and $351,062, respectively.

       Distributions of $15,362 were made to the General Partner during the three months ended March 31, 1997.

(3)    VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 1997, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.

                                                                   Available             March 31            March 31
                                                                     Units                 1997                1996
                                                                     -----                 ----                ----

The Amberleigh                                                        271                   97%                 95%
The Atrium at Carmichael                                              153                   97%                 89%
Crosswood Oaks                                                        122                   88%                 82%
Heatherwood                                                           160                   79%                 90%
Veranda Club                                                          189                   96%                 92%


Rent collections for the three month period increased to $3,768,004 in 1997 from $3,567,126 in 1996, or 5.6%, primarily from rental rate increases and increased occupancies. Salaries, management fees and other operating expenses paid likewise increased, from $2,656,689 in 1996 to $2,689,561 in 1997 or 1.2%, primarily from increased salary and related benefits expenses, and management fees, dietary fees, and other services.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $752,733 for the three month period ended March 31, 1997. Net cash provided from operations, after the payment of interest expense, during the three months ended March 31, 1997 and 1996 was $391,902 and $219,340, respectively. Interest on the Pension Notes is accrued at a 13% rate, which totaled $1,509,068 and $1,441,688 for the three months ended March 31, 1997 and 1996, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $21,437,507 and $20,681,172 at March 31, 1997 and December 31, 1996,
respectively.

Capital expenditures decreased $40,065 from $112,705 in 1996 to $72,640 in 1997. Capital improvement programs implemented at several of the properties during 1995 continued during 1996 and 1997.

Cash and cash equivalents at March 31, 1997 and December 31, 1996 amounted to $4,321,081 and $4,017,181, respectively.

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

Although cash flow from operations improved in 1996 and 1997, cash generated from operations over the past several years prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Interests and Pension Notes, after the acquisition of the Partnership's properties. If interest payments continue to be deferred at the current rate of 6%, the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes, which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity. Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.


RESULTS OF OPERATIONS

The Partnership's net loss for the three months ended March 31, 1997 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership's net loss decreased from $938,081 to $901,950 for the three month period ending March 31, 1996 and 1997, respectively. Net loss per Interest decreased from $22 to $21 for the 42,691 Interests, respectively. This decreased loss was principally due to increased rental income and occupancies. Rental income increased to $3,774,565 for the three months ended March 31, 1997 from $3,547,821 for the same period in 1996, or approximately 6.4%, primarily as a result of rental rate increases. Rental expenses increased to $3,030,017 from $2,954,248 for the three month period ending March 31, 1997 and 1996, respectively, or 2.6%. Increased rental expense was primarily due to inflation. Pension Note interest expense increased from $1,441,688 to $1,509,068 for the three month periods ending March 31, 1996 and 1997 respectively. Other expenses relating to Partnership administration increased from $76,726 to $127,480 for the three month periods ending March 31,1996 and 1997, respectively. Increased other expenses was primarily due to increased professional fees.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at March 31, 1997, it was determined that no additional write-downs were warranted. The

Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

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



NHP RETIREMENT HOUSING PARTNERS I, LIMITED PARTNERSHIP

By:     CAPITAL REALTY GROUP SENIOR HOUSING, INC.
         General Partner



By:     /s/Keith Johannessen
        --------------------
        Keith Johannessen
        President

Date:   May 13, 1997