Form 10-Q
period 1997-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1997-08-18
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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
                              A Limited Partnership
                        Statements of Financial Position


                                              June 30, 1997   December 31, 1996
                                              -------------   -----------------


                                            ASSETS
                                            ------

Cash and cash equivalents                     $  4,715,944      $  4,017,181
Interest receivable                                      0             1,200
Other receivables                                   15,553            28,363
Pension notes issuance costs                     1,137,238         1,264,634
Organization and offering costs                    240,214           265,102
Prepaid expenses                                   206,927           285,111
Rental property:
     Land                                        6,318,028         6,318,028
     Building, net of accumulated
          depreciation of $14,584,017
          in 1997 and $13,752,920 in 1996       43,229,690        43,853,213
Other assets                                        35,408            39,052
                                              ------------      ------------

Total assets                                  $ 55,899,002      $ 56,071,884
                                              ============      ============



                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Liabilities:
     Accounts payable                         $    376,478      $    336,446
     Interest payable                           22,210,056        20,681,172
     Pension notes                              42,672,000        42,672,000
     Other liabilities                             897,241           818,377
                                              ------------      ------------

                                                66,155,775        64,507,995
                                              ------------      ------------
Partners' deficit:
     General Partner-NHP/RHGP-I Limited
        Partnership                             (1,531,450)       (1,465,252)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691
        investment units outstanding            (8,725,323)       (6,970,859)
                                              ------------      ------------

Total partners' deficit                        (10,256,773)       (8,436,111)
                                              ------------      ------------

Total liabilities and partners' deficit       $ 55,899,002      $ 56,071,884
                                              ============      ============

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                    For the Three Months Ended June 30, 1997


                                               Three months ended June 30,
                                                1997                 1996
                                                ----                 ----
REVENUE:
     Rental income                          $  3,752,769         $  3,489,768
     Interest income                              20,142               19,559
     Other income                                 48,607               38,698
                                            ------------         ------------

                                               3,821,518            3,548,025
                                            ------------         ------------

COSTS AND EXPENSES:
     Salaries, related benefits and
      overhead reimbursements                  1,016,044              945,014
     Management fees, dietary fees
      and other services                         378,963              354,696
     Administrative and marketing                153,257              157,451
     Utilities                                   200,131              208,721
     Maintenance                                 132,885              103,754
     Resident services, other than salaries       72,747               76,370
     Food services, other than salaries          395,780              368,319
     Depreciation                                415,549              411,634
     Taxes and insurance                         276,631              265,258
                                            ------------         ------------

                                               3,041,987            2,891,217
                                            ------------         ------------

INCOME FROM RENTAL OPERATIONS                    779,531              656,808
                                            ------------         ------------

COSTS AND EXPENSES:
     Interest expense - pension notes          1,509,069            1,441,687
     Amortization of pension notes
      issuance costs                              63,698               63,698
     Amortization of organization and
      offering costs                              12,444               12,444
     Other expenses                               82,639               36,359
                                            ------------         ------------

                                               1,667,850            1,554,188
                                            ------------         ------------

NET (LOSS)                                  $   (888,319)        $   (897,380)
                                            ============         ============

NET (LOSS) PER ASSIGNEE INTEREST            $        (21)        $        (21)
                                            ============         ============



                       See notes to financial statements.
                                        2

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                     For the Six Months Ended June 30, 1997


                                               Six months ended June 30,
                                                1997               1996
                                                ----               ----
REVENUE:
     Rental income                          $  7,527,334         $  7,037,589
     Interest income                              44,562               37,701
     Other income                                 90,379               83,458
                                            ------------         ------------

                                               7,662,275            7,158,748
                                            ------------         ------------

COSTS AND EXPENSES:
     Salaries, related benefits and
      overhead reimbursements                  2,019,387            1,924,188
     Management fees, dietary fees and
      other services                             752,498              705,758
     Administrative and marketing                282,230              312,543
     Utilities                                   456,476              448,010
     Maintenance                                 248,290              206,323
     Resident services, other than salaries      144,136              146,106
     Food services, other than salaries          781,462              744,763
     Depreciation                                831,097              823,268
     Taxes and insurance                         556,428              534,506
                                            ------------         ------------

                                               6,072,004            5,845,465
                                            ------------         ------------

INCOME FROM RENTAL OPERATIONS                  1,590,271            1,313,283
                                            ------------         ------------

COSTS AND EXPENSES:
     Interest expense - pension notes          3,018,137            2,883,375
     Amortization of pension notes
      issuance costs                             127,396              127,396
     Amortization of organization and
      offering costs                              24,888               24,888
     Other expenses                              210,119              113,085
                                            ------------         ------------

                                               3,380,540            3,148,744
                                            ------------         ------------

NET (LOSS)                                  $ (1,790,269)        $ (1,835,461)
                                            ============         ============

NET (LOSS) PER ASSIGNEE INTEREST            $        (42)        $        (43)
                                            ============         ============


                       See notes to financial statements.
                                        3

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                         Statement of Partners' Deficit
                     For the Six Months Ended June 30, 1997




                            GENERAL PARTNER
                          CAPITAL REALTY GROUP   ASSIGNOR LIMITED
                          SENIOR HOUSING, INC.       PARTNER           TOTAL


Partners' deficit
 at December 31, 1996         $(1,465,252)         $(6,970,859)    $ (8,436,111)

Distributions                     (30,393)                   0          (30,393)

Net Loss - Six months
 ended June 30, 1997              (35,805)          (1,754,464)      (1,790,269)
                              ------------         ------------    -------------

Partners' deficit
 at June 30, 1997             $ 1,531,450)         $(8,725,323)    $(10,256,773)
                              ============         ============    =============

Percentage interest
 at June 30, 1997                       2%                  98%             100%
                                        ==                  ===             ====




                       See notes to financial statements.
                                        4

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows



                                               Six months ended June 30,
                                                1997               1996
                                                ----               ----


Cash flows from operating activities:
     Rent collections                       $  7,540,144       $  7,064,526
     Interest received                            45,762             37,766
     Other income                                 90,379             83,458
     Salary and related benefits              (2,025,702)        (1,924,188)
     Management fees, dietary fees
       and other services                       (754,917)          (712,009)
     Other operating expenses paid            (2,469,683)        (2,456,318)
     Interest paid                            (1,489,253)        (1,497,787)
                                            -------------      -------------

     Net cash provided by
       operating activities                      936,730            595,448
                                            -------------      -------------

Cash flows from investing activities:
     Capital Expenditures                       (207,574)          (231,310)
                                            -------------      -------------

     Net cash used in investing
      activities                                (207,574)          (231,310)
                                            -------------      -------------
Cash flows from financing activities:
     Distributions                               (30,393)           (30,567)
                                            -------------      -------------

     Net cash used in financing
      activities                                 (30,393)           (30,567)
                                            -------------      -------------

Net increase in cash and
     cash equivalents                            698,763            333,571

Cash and cash equivalents
     at beginning of period                    4,017,181          3,478,604
                                            -------------      -------------

Cash and cash equivalents
     at end of period                       $  4,715,944       $  3,812,175
                                            =============      =============


                       See notes to financial statements.
                                        5

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows

                                   (Continued)




                                               Six months Ended June 30,
                                                1997               1996
                                                ----               ----



RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:


Net loss                                    $ (1,790,269)      $ (1,835,461)

Adjustments to reconcile net loss to net
 cash used in operating activities:
       Depreciation                              831,097            823,268
       Amortization of organization
          and offering costs                      24,888             24,888
       Amortization of pension notes
         issuance costs                          127,396            127,396

Changes in operating assets and
 liabilities:
       Interest receivable                         1,200                 65
       Other assets and receivables               16,454            856,025
       Prepaid expenses                           78,184             72,936
       Accounts payable                           40,032           (162,519)
       Interest payable                        1,528,884          1,385,588
       Purchase installments                           0           (552,000)
       Other liabilities                          78,864           (144,738)
                                            -------------      -------------

           Total adjustments                   2,726,999          2,430,909
                                            -------------      -------------

Net cash provided by
  in operating activities                   $    936,730       $    595,448
                                            =============      =============

                       See notes to financial statements.
                                        6

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

     Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 1997 and 1996, were $1,016,045 and $945,014, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 1997 and 1996, were $378,962 and $354,696, respectively.

     Distributions of $30,393 were made to the General Partner during the six months ended June 30, 1997.

(3) VALUATION OF RENTAL PROPERTY

     Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the six months ended June 30, 1997, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.


                                  Available          June 30         June 30
                                    Units              1997            1996
                                    -----              ----            ----

The Amberleigh                       271                96%             97%
The Atrium at Carmichael             153                99%             88%
Crosswood Oaks                       122                88%             84%
Heatherwood                          160                86%             89%
Veranda Club                         189                93%             87%


Rent collections for the six month period increased to $7,540,144 in 1997 from $7,064,526 in 1996, or 6.7%, primarily from rental rate increases and increased occupancies. Salaries, management fees and other operating expenses paid likewise increased, from $5,092,515 in 1996 to $5,250,302 in 1997 or 3.1%, primarily from increased salary and related benefits expenses, and management fees, dietary fees, and other services.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $1,489,253 for the six month period ended June 30, 1997. Net cash provided from operations, after the payment of interest expense, during the six months ended June 30, 1997 and 1996 was $936,730 and $595,448, respectively. Interest on the Pension Notes is accrued at a 13% rate, which totaled $3,018,137 and $2,883,375 for the six months ended June 30, 1997 and 1996, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $22,210,056 and $20,681,172 at June 30, 1997 and December 31, 1996, respectively.

Capital expenditures decreased $23,736 from $231,310 in 1996 to $207,574 in 1997. Capital improvement programs implemented at several of the properties during 1995 continued during 1996 and 1997.

Cash and cash equivalents at June 30, 1997 and December 31, 1996 amounted to $4,715,944 and $4,017,181, respectively.

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

Although cash flow from operations improved in 1996 and 1997, cash generated from operations over the several years prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Interests and Pension Notes, after the acquisition of the Partnership's properties. Since 1993, cash generated from operations has been sufficient to meet the Partnership's minimum interest payment requirements. If interest payments continue to be deferred at the current rate of 6%, the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes, which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and/or refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity. Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.


RESULTS OF OPERATIONS

The Partnership's net loss for the six months ended June 30, 1997 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership's net loss decreased from $1,835,461 to $1,790,269 for the six month period ending June 30, 1996 and 1997, respectively. Net loss per Interest decreased from $43 to $42 for the 42,691 Interests, respectively. This decreased loss was principally due to increased rental income and occupancies. Rental income increased to $7,527,334 for the six months ended June 30, 1997 from $7,037,589 for the same period in 1996, or approximately 7.0%, primarily as a result of rental rate increases and increased occupancies. Rental expenses increased to $6,072,004 from $5,845,465 for the six month period ending June 30, 1997 and 1996, respectively, or 3.9%. Increased rental expense was primarily due to inflation. Pension Note interest expense increased from $2,883,375 to $3,018,137 for the six month periods ending June 30, 1996 and 1997 respectively. Other expenses relating to Partnership administration increased from $113,085 to $210,119 for the six month periods ending June 30, 1996 and 1997, respectively. Increased other expenses was primarily due to increased professional fees.

For the three months ended June 30,1997 as compared with the three months ended June 30, 1996, the Partnership's revenue and expenses reflect the same variances as discussed above.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at June 30, 1997, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


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



                                  By:   /s/ Keith Johannessen
                                        ---------------------------------------
                                        Keith Johannessen
                                        President


                                  Date:    August  13, 1997