Form 10-Q
period 1997-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1997-11-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

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

Yes    X     No
     ----        ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                        Statements of Financial Position

                                                                     September 30, 1997           December 31, 1996
                                                                     ------------------           -----------------

                                     ASSETS

Cash and cash equivalents                                             $       4,889,610          $        4,017,181
Interest receivable                                                                   0                       1,200
Other receivables                                                                30,249                      28,363
Pension notes issuance costs                                                  1,073,540                   1,264,634
Organization and offering costs                                                 227,770                     265,102
Prepaid expenses                                                                212,182                     285,111
Rental property:
     Land                                                                     6,318,028                   6,318,028
     Building, net of accumulated
      depreciation of $14,999,566 in 1997 and $13,752,920 in 1996            43,019,467                  43,853,213
Other assets                                                                     37,735                      39,052
                                                                      -----------------          ------------------

Total assets                                                          $      55,808,581          $       56,071,884
                                                                      =================          ==================


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable                                                 $         351,253          $          336,446
     Interest payable                                                        22,974,071                  20,681,172
     Pension notes                                                           42,672,000                  42,672,000
     Other liabilities                                                          934,208                     818,377
                                                                      -----------------          ------------------

                                                                             66,931,532                  64,507,995
                                                                      -----------------          ------------------
Partners' deficit:
     General Partner-NHP/RHGP-I Limited
        Partnership                                                          (1,563,675)                 (1,465,252)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691 investment
        units outstanding                                                    (9,559,276)                 (6,970,859)
                                                                      -----------------          ------------------

Total partners' deficit                                                     (11,122,951)                 (8,436,111)
                                                                      -----------------          ------------------

Total liabilities and partners' deficit                               $      55,808,581          $       56,071,884
                                                                      =================          ==================
                       See notes to financial statements.




              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                              A Limited Partnership
                             Statement of Operations
                  For the Three Months Ended September 30, 1997

                                                                              Three months ended September 30,
                                                                                1997                    1996
REVENUE:
     Rental income                                                       $       3,785,468       $      3,561,786
     Interest income                                                                22,346                 19,771
     Other income                                                                   55,501                 36,206
                                                                         -----------------       ----------------

                                                                                 3,863,315              3,617,763
                                                                         -----------------       ----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                      1,016,138                953,087
     Management fees, dietary fees and other services                              379,788                346,870
     Administrative and marketing                                                  152,151                162,441
     Utilities                                                                     217,240                218,502
     Maintenance                                                                   131,337                112,381
     Resident services, other than salaries                                         72,057                 70,819
     Food services, other than salaries                                            404,760                379,176
     Depreciation                                                                  415,548                411,634
     Taxes and insurance                                                           280,728                275,564
                                                                         -----------------       ----------------

                                                                                 3,069,747              2,930,474
                                                                         -----------------       ----------------

INCOME FROM RENTAL OPERATIONS                                                      793,568                687,289
                                                                         -----------------       ----------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                            1,509,068              1,441,688
     Amortization of pension notes issuance costs                                   63,698                 63,698
     Amortization of organization and offering costs                                12,444                 12,444
     Other expenses                                                                 59,331                 34,563
                                                                         -----------------       ----------------

                                                                                 1,644,541              1,552,393
                                                                         -----------------       ----------------

NET (LOSS)                                                               $        (850,973)      $       (865,104)
                                                                         =================       ================

NET (LOSS) PER ASSIGNEE INTEREST                                         $             (20)      $            (20)
                                                                         =================       ================
                       See notes to financial statements.



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                  For the Nine Months Ended September 30, 1997

                                                                               Nine months ended September 30,
                                                                                1997                    1996
REVENUE:
     Rental income                                                       $      11,312,802       $     10,599,375
     Interest income                                                                66,908                 57,472
     Other income                                                                  145,880                119,664
                                                                         -----------------       ----------------

                                                                                11,525,590             10,776,511
                                                                         -----------------       ----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                      3,035,525              2,877,275
     Management fees, dietary fees and other services                            1,132,286              1,052,628
     Administrative and marketing                                                  434,381                474,984
     Utilities                                                                     673,716                666,512
     Maintenance                                                                   379,627                318,704
     Resident services, other than salaries                                        216,193                216,925
     Food services, other than salaries                                          1,186,222              1,123,939
     Depreciation                                                                1,246,645              1,234,902
     Taxes and insurance                                                           837,156                810,070
                                                                         -----------------       ----------------

                                                                                 9,141,751              8,775,939
                                                                         -----------------       ----------------

INCOME FROM RENTAL OPERATIONS                                                    2,383,839              2,000,572
                                                                         -----------------       ----------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                            4,527,205              4,325,063
     Amortization of pension notes issuance costs                                  191,094                191,094
     Amortization of organization and offering costs                                37,332                 37,332
     Other expenses                                                                269,450                147,648
                                                                         -----------------       ----------------

                                                                                 5,025,081              4,701,137
                                                                         -----------------       ----------------

NET (LOSS)                                                               $      (2,641,242)      $     (2,700,565)
                                                                         =================       ================

NET (LOSS) PER ASSIGNEE INTEREST                                         $             (61)      $            (62)
                                                                         =================       ================

                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                         Statement of Partners' Deficit
                  For the Nine Months Ended September 30, 1997



                                                     GENERAL PARTNER
                                                  CAPITAL REALTY GROUP           ASSIGNOR LIMITED
                                                  SENIOR HOUSING, INC.               PARTNER                TOTAL

Partners' deficit
   at December 31, 1996                            $       (1,465,252)          $     (6,970,859)     $(8,436,111)

Distributions                                                 (45,598)                         0
                                                                                                          (45,598)
Net Loss - Nine months
   ended September 30, 1997                                   (52,825)                (2,588,417)      (2,641,242)
                                                   ------------------           ----------------     ------------
Partners' deficit
   at September 30, 1997                           $       (1,563,675)          $     (9,559,276)    $(11,122,951)
                                                   ==================           ================     ============
Percentage interest
   at September 30, 1997                                    2%                          98%                100%
                                                            ==                          ===                ====

                       See notes to financial statements.

                                       4



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows


                                                                                  Nine months ended September 30,
                                                                                 1997                      1996
                                                                                 ----                      ----

Cash flows from operating activities:
     Rent collections                                                      $     11,310,916        $      10,605,814
     Interest received                                                               68,108                   57,537
     Other income                                                                   145,880                  119,664
     Salary and related benefits                                                 (3,043,414)              (2,877,275)
     Management fees, dietary fees
       and other services                                                        (1,138,430)              (1,058,043)
     Other operating expenses paid                                               (3,777,828)              (3,583,265)
     Interest paid                                                               (2,234,306)              (2,242,840)
                                                                           ----------------        -----------------

     Net cash provided by
       operating activities                                                       1,330,926                1,021,592
                                                                           ----------------        -----------------

Cash flows from investing activities:
     Capital Expenditures                                                          (412,899)                (404,622)
                                                                           ----------------        -----------------

     Net cash used in investing activities                                         (412,899)                (404,622)
                                                                           ----------------        -----------------

Cash flows from financing activities:
     Distributions                                                                  (45,598)                 (45,772)
                                                                           ----------------        -----------------

     Net cash used in financing activities                                          (45,598)                 (45,772)
                                                                           ----------------        -----------------

Net increase in cash and
     cash equivalents                                                               872,429                  571,198

Cash and cash equivalents
     at beginning of period                                                       4,017,181                3,478,604
                                                                           ----------------        -----------------

Cash and cash equivalents
     at end of period                                                      $      4,889,610        $       4,049,802
                                                                           ================        =================
                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows

                                   (Continued)



                                                                                 Nine months Ended September 30,
                                                                                1997                        1996
                                                                                ----                        ----

RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                                  $     (2,641,242)           $     (2,700,565)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                              1,246,645                   1,234,902
       Amortization of organization
         and offering costs                                                         37,332                      37,332
       Amortization of pension notes
         issuance costs                                                            191,094                     191,094

Changes in operating assets and liabilities:
       Interest receivable                                                           1,200                          65
       Other assets and receivables                                                   (569)                    836,263
       Prepaid expenses                                                             72,929                     145,751
       Accounts payable                                                             14,807                    (151,217)
       Interest payable                                                          2,292,899                   2,082,223
       Purchase installments                                                             0                    (552,000)
       Other liabilities                                                           115,831                    (102,256)
                                                                          ----------------            ----------------

           Total adjustments                                                     3,972,168                   3,722,157
                                                                          ----------------            ----------------

Net cash provided by
  in operating activities                                                 $      1,330,926            $      1,021,592
                                                                          ================            ================
                       See notes to financial statements.

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

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 1997 and 1996, were $1,016,138 and $953,087, respectively. Management fees, dietary fees and other services reimbursed and expensed by the

       Partnership to CSL for the third fiscal quarter ended September 30, 1997 and 1996, were $379,789 and $346,870, respectively.

       Distributions of $45,598 were made to the General Partner during the nine months ended September 30, 1997.

(3)    VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the nine months ended September 30, 1997, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.

                                                        Available            September 30           September 30
                                                          Units                   1997                  1996
                                                          -----                   ----                  ----

The Amberleigh                                             271                     96%                   97%
The Atrium at Carmichael                                   153                     98%                   95%
Crosswood Oaks                                             121                     88%                   84%
Heatherwood                                                160                     94%                   88%
Veranda Club                                               189                     91%                   89%


Rent collections for the nine month period increased to $11,310,916 in 1997 from $10,605,814 in 1996, or 6.6%, primarily from rental rate increases and increased occupancies. Salaries, management fees and other operating expenses paid likewise increased, from $7,518,583 in 1996 to $7,959,672 in 1997 or 5.9%, primarily from increased salary and related benefits expenses, management fees, dietary fees, and other services, maintenance and food services.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $2,234,306 for the nine month period ended September 30, 1997. Net cash provided from operations, after the payment of interest expense, during the nine months ended September 30, 1997 and 1996 was $1,330,926 and $1,021,592, respectively. Interest on the Pension Notes is accrued at a 13% rate, which totaled $4,527,205 and $4,325,063 for the nine months ended September 30, 1997 and 1996, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $22,974,071 and $20,681,172 at September 30, 1997 and December 31, 1996, respectively.

Capital expenditures increased $8,277 from $404,622 in 1996 to $412,899 in 1997. Capital improvement programs implemented at several of the properties during 1995 continued during 1996 and 1997.

Cash and cash equivalents at September 30, 1997 and December 31, 1996 amounted to $4,889,610 and $4,017,181, respectively.

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


RESULTS OF OPERATIONS
---------------------

The Partnership's net loss for the nine months ended September 30, 1997 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership's net loss decreased from $2,700,565 to $2,641,242 for the nine month period ending September 30, 1996 and 1997, respectively. Net loss per Interest decreased from $62 to $61 for the 42,691 Interests, respectively. This decreased loss was principally due to increased rental income and occupancies. Rental income increased to $11,312,802 for the nine months ended September 30, 1997 from $10,599,375 for the same period in 1996, or approximately 6.7%, primarily as a result of rental rate increases and increased occupancies. Rental expenses increased to $9,141,751 from $8,775,939 for the nine month period ending September 30, 1997 and 1996, respectively, or 4.2%. Increased rental expense was primarily due to increased salaries, management fees, maintenance and food services. Pension Note interest expense increased from $4,325,063 to $4,527,205 for the nine month periods ending September 30, 1996 and 1997 respectively. Other expenses relating to Partnership administration increased from $147,648 to $269,450 for the nine month periods ending September 30, 1996 and 1997, respectively. Increased other expenses was primarily due to increased professional fees and administrative overhead.

For the three months ended September 30, 1997 as compared with the three months ended September 30, 1996, the Partnership's revenue and expenses reflect the same variances as discussed above with the exception that utilities slightly decreased for the 3 months ending September 30, 1997, and that resident services slightly increased for the 3 months ending September 30, 1997.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at September 30, 1997, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable


PART II

All items not applicable.
-------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NHP Retirement Housing Partners I, Limited Partnership


                          by: Capital Realty Group Senior Housing, Inc. General Partner



                                    By: /s/ Keith Johannessen
                                        ----------------------------------------
                                        Keith Johannessen
                                        President




                                    By: /s/ James A. Stroud
                                        ----------------------------------------
                                        James A. Stroud
                                        Chief Operating Officer


                                    Date:    November 11, 1997