Form 10-K
period 1997-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1998-03-31
CIK 793730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                                         -----------------------
     to
        ------------------

Commission file number 0-16815
                       -------

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

DELAWARE                                                        52-1453513
--------------------------------------------------------------------------------
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas                     75240
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (972) 770-5600
                                                               --------------


Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                  42,711 Limited Partnership Assignee Interests


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in defini tive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The Registrant's outstanding securities consist of assignee interests in limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

     Documents incorporated by reference.   None
                                           ------

                                                                    Page 1 of 25
                                                                    ------------
                                                          Exhibit Index: Page 24

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)
                          1997 Form 10-K Annual Report


                                TABLE OF CONTENTS


                                     PART I
                                     ------
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


                                     PART II
                                     -------

Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership
                Matters                                                       3
Item 6.      Selected Financial Data                                          4
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     4
Item 8.      Financial Statements and Supplementary Data                      6
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          21


                                    PART III
                                    --------

Item 10.     Directors and Executive Officers of the Registrant              21
Item 11.     Executive Compensation                                          22
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                   23
Item 13.     Certain Relationships and Related Transactions                  23


                                     PART IV
                                     -------

Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                      24

                                     PART I
                                     ------

Item 1.  Business
------   --------

     NHP Retirement Housing Partners I Limited Partnership (the Partnership), a Delaware limited partnership, was formed under the Delaware Revised Uniform Limited Partnership Act as of March 10, 1986. On September 23, 1986, the Partnership commenced offering 25,000 Assignee Interests and 50,000 Pension Notes, both at a price of $1,000 per unit (the Offering). The Partnership subsequently exercised its right to increase the offering to 75,000 Assignee Interests and 100,000 Pension Notes. The offering was managed by NHP Real Estate Securities, Inc. and was terminated on September 22, 1987, with subscriptions for 42,711 Assignee Interests and 42,697 Pension Notes.

     The Assignee Interests were sold to taxable individuals or entities and represent assignments of limited partnership interests in the Partnership issued to NHP RHP-I Assignor Corporation (Assignor Corporation), a Delaware corporation, the assignor and sole limited partner. Pension Notes were sold to qualified profit-sharing, pension and other retirement trusts, bank commingled trust funds for such trusts, Keogh Plans and IRAs, government pension and retirement trusts, and other entities intended to be exempt from Federal taxation. The Pension Notes are obligations of the Partnership issued under a Trust Indenture between the Partnership and The National Bank of Washington
(NBW), Washington, D.C., as Trustee, and have a preference over the Assignee Interests with respect to payment. In August 1990, the assets of NBW were purchased by Riggs National Bank, Washington, D.C. which became the successor trustee. In November 1996, Riggs National Bank transferred its trust operations to the Bank of New York, New York City, which claims to be the successor trustee.

     The original General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I), a Delaware limited partnership, and NHP/RHGP-I held a 2% interest as general partner in the Partnership. On December 19, 1991, NHP/RHGP-I executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRG), a Texas corporation, for the transfer of its general partner interests in the Partnership. CRG assigned its rights under this purchase agreement to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH), a Texas corporation. The substitution of CRGSH as sole general partner of the Partnership required the consent of 50% or more of the outstanding Assignee Interests which had been issued by the Partnership and assigned by Assignor Corporation to the Assignee Holders. Under the Partnership Agreement, holders of the Pension Notes are not entitled to vote. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH became the new sole general partner of the Partnership. CRGSH is a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital). Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck. The address of the principal executive offices of CRGSH is the same as the Partnership: 14160 Dalla Parkway, Suite 300, Dallas, Texas 75240, and their telephone number at such address is the same as the Partnership,
(972)770-5600.

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

     Effective January 1, 1992, CRGSH was selected by NHP/RHGP-I to manage the five Properties of the Partnership. Effective June 1, 1993, the Partnership entered into a Partnership Management Agreement with CRGSH to provide administrative services on behalf of the Partnership. This Partnership management agreement was terminated effective upon CRGSH becoming the substitute general partner. CRGSH assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. ("CSL"), a subsidiary of Capital Senior Living Corporation, effective February 1, 1996.

     The Partnership did not have any employees as of December 31, 1997.

Regulatory Matters
------------------

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

Item 2.  Properties
------   ----------

     The following is a schedule of the Properties owned by the Partnership. All of the Properties are owned in fee directly by the Partnership except The Amberleigh, which is owned by a limited partnership in which the Partnership is a 99.99% partner. The Properties are encumbered by mortgages in favor of the trustee for the benefit of the Pension Note holders.

                                          Units Occupied        Units Occupied
                             Number     as a Percentage of    as a Percentage of
       Property                of       Total Units, as of    Total Units, as of
     Name/Location            Units      December 31, 1997     December 31, 1997
     -------------           ------     ------------------    ------------------

Veranda Club                  189              96%                    98%
  Boca Raton, Florida

The Amberleigh                271              97%                    98%
  At Woodstream Farms
  Williamsville, New York

The Atrium at Carmichael      153              99%                    98%
  Sacramento, California

Crosswood Oaks                122              91%                    86%
  Sacramento, California

The Heatherwood               160              98%                    81%
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

     Due to aging of the Properties and the Partnership's goal to remain competitive in its real estate markets, the General Partner developed an ongoing capital improvement program that was implemented in 1994. The program varies by property, but generally includes painting of the building, replacement of carpet and curtains, purchase of new furniture and furniture refurbishment, and purchase of new equipment. In 1997 , 1996 and 1995 , $1,022,465 (which includes a land purchase of $502,440), $712,919, and $525,567 respectively, was spent for capital expenditures. Budgeted capital expenditures for 1998 are approximately $619,520 .


Item 3.  Legal Proceedings
------   -----------------

     The Partnership is not involved in any material legal proceedings as of March 1, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None.

                                     PART II
                                     -------

Item 5.  Market  for the  Registrant's  Pension  Notes and  Limited  Partnership
         -----------------------------------------------------------------------
         Assignee Interests and Related Partnership Matters
         --------------------------------------------------

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

          (b) As of March 1, 1998, there were 2,403 registered holders of Assignee Interests and 3,206 registered holders of Pension Notes.

               As of March 1, 1998, an affiliate of the general partner of the Partnership had purchased approximately 13,478 Pension Notes, or approximately 31.6% of the Partnership's outstanding Pension Notes.

          (c) Each Pension Note bears stated interest in an amount equal to 13 percent per annum, 9 percent of which was subject to deferral through December 31, 1988 and 6 percent of which is subject to deferral thereafter. Interest is payable quarterly. Quarterly distributions of Cash Available for Distribution (as defined in the Partnership Agreement) are payable to Assignee Interest Holders within 60 days after the end of each three-month period, subject to the General Partner' right to restrict or suspend such distributions for limited periods, if the General Partner, in its absolute discretion, determines that such restriction or suspension is in the best interests of the Partnership.

               For each of the years ended December 31, 1997 , 1996 and 1995 , interest paid to the Pension Note Holders as a group totaled $2,987,040, $2,995,574, and $2,987,040 , respectively, per year.
               With respect to the fourth quarter of 1997 , interest payments paid to Pension Note Holders on February 28, 1998 amounted to $752,734 .

               No cash distributions were paid to the Assignee Interest Holders during 1997 , 1996 , or 1995 . As presented in the Statement of Cash Flows (as excerpt below), cash and cash equivalents increased $478,552 and $538,577 for the years ended December 31, 1997 and 1996 respectively, and decreased $114,543 for the year ended December 31, 1995 . Future cash requirements have caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions will be suspended until operating results significantly improve. See Item 7 below.


Item 6.  Selected Financial Data
------   -----------------------

                                                                 Years Ended December 31,

                                          1997              1996              1995             1994               1993
                                          ----              ----              ----             ----               ----

Revenue                              $  15,548,138     $  14,488,099     $  14,020,626      $  13,445,022     $  12,247,313
                                     =============     =============     =============      =============     -------------

Loss due to reduction
   in carrying value of
   rental property                   $           0     $           0     $           0      $           0     $   3,300,000
                                     =============     =============     =============      =============     =============

Net loss                             $   3,522,917     $   3,574,668     $   3,690,549      $   3,773,975     $   7,580,517
                                     =============     =============     =============      =============     =============


Net Loss per Assignee Interest       $          81     $          82     $          85      $          87     $         174
                                     =============     =============     =============      =============     =============


Total assets                         $  55,585,840     $  56,071,884     $  57,749,496      $  58,967,958     $  60,399,012
                                     =============     =============     =============      =============     =============

Long-term obligations -
   Pension Notes, and related
   interest payable                  $  66,402,407     $  63,353,172     $  60,573,461      $  58,039,450     $  55,729,421
                                     =============     =============     =============      =============     =============
Cash distributions per
   Assignee Interest                 $           0     $           0     $           0      $           0     $           0
                                     =============     =============     =============      =============     =============



Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

     Income from rental operations increased to $3,166,234 from $2,706,587 and $2,377,625 for the years ended December 31, 1997 , 1996 , and 1995 , respectively. Rental revenue increased in 1997 to $15,243,028 from $14,241,055 in 1996 , or an increase of 7.0 %, primarily as a result of rental rate increases and improved occupancy at Crosswood Oaks and the Heatherwood. Rental expenses also increased to $12,381,904 in 1997 from $11,781,512 in 1996 , or an increase of 5.1 %, reflecting increased costs primarily in salaries, management fees, administration, depreciation, taxes and insurance costs, utilities, maintenance and food services. The Partnership's net loss is $3,522,917, $3,574,668, and $3,690,549 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Rental revenue increased in 1996 to $14,241,055 from $13,754,959 in 1995, or an increase of 3.5%, primarily as a result of increased rental rates. Rental expenses also increased to $11,781,512 in 1996 from $11,643,001 in 1995, or an increase of 1.2%, reflecting increased costs in management fees, administration, depreciation, taxes and insurance, utilities, maintenance and resident services.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities during 1997 was $1,561,977, representing a significant improvement over 1996 and 1995 net cash provided by operating activities of $1,125,278 and $659,336, respectively. Rent collections increased in 1997 to $15,239,499 from $14,244,537 in 1996, an increase of 7.0%, primarily from rental rate increases and increased occupancies at Crosswood Oaks and the Heatherwood. Rental collections likewise increased from $13,747,228 in 1995 to $14,244,537 in 1996, or an increase of 3.6%, primarily from rental rate increases. Operating expenses paid increased from $10,370,794 in 1996 to $10,996,792 in 1997, or an increase of 6.0%, reflecting increased costs in salaries, management fees, administration, depreciation, taxes and insurance, utilities, maintenance and food services. Operating expenses paid slightly increased from $10,366,496 in 1995 to $10,370,794 in 1996. Interest paid was $2,987,040 in 1997, $2,995,574 in 1996 and $2,987,040 in 1995.

     For the years ended 1997 , 1996 and 1995 , cash generated from rental operations was sufficient to pay the base interest amount on the $42,672,000 of outstanding Pension Notes of $2,987,040, $2,995,574, and $2,987,040 ,
respectively. Interest payments on the Pension Notes are accrued at a 13% rate, but were paid based on a 7% pay rate in 1997 , 1996 , and 1995 . The remaining 6% unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes continues to be accrued and are due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 1997 , amounted to $23,730,407 . At the time of the maturity of the Pension Notes, total principal and accrued interest due will approximate $81 million.

     Cash and cash equivalents at December 31, 1997, amounted to $4,495,733 as compared to $4,017,181 at December 31, 1996. Cash required by operations, including interest on Pension Notes, has been funded by maturing short-term investments or available cash on hand. Though operations improved in the current year, if operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements or for payment of the Pension Notes and accrued interest a described herein. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders. The General Partner anticipates that distributions to the Assignee Interest Holders will be suspended until operating results significantly improve.

     The Trust Indenture Agreement (the Indenture) governing the terms of the Pension Notes provides for certain events of default. The Partnership would be in default under the Notes for any of the following reasons: (i) the failure of the Partnership to pay interest on a quarterly basis for any quarter at the stated pay rate of 7%; (ii) the default in payment of principal of the Pension Notes at maturity or upon call or redemption of the Notes; (iii) default by the Partnership in the performance or breac of any covenant; and (iv) institution or decree of bankruptcy of the Partnership. All covenants included in the Indenture are non-financial in nature. Additionally, the Indenture provides for call or redemption of the Notes either at the election of the Partnership or upon sale or refinancing of the underlying properties of the Partnership.

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

     Although cash flow from operations improved in 1997 , cash generated from operations prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall had been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interest and Pension Notes, after the acquisition of the Partnership's Properties. Given the level of the Partnership's cash reserves at December 31, 1997 , if the Partnership is unable to significantly increase cash generated from operations over time, cash reserves may not be sufficient to fund its deferred Pension Note interest.

     If interest payments continue to be deferred at the current rate (see Note 6 to the financial statements), the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity.

     During July 1997, the Partnership obtained appraisals of the current market value of its properties. As of December 31, 1997, the July 1997 appraised values exceeded the Partnership's net book value of its properties. The Partnership, however, does not intend to sell any Properties in the near future, but rather intends to continue to hold and operate them as rental properties.

     Management's plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.

Year 2000 Issue
---------------

     The Partnership has developed a plan to modify its information technology to be ready for the year 2000. The Partnership relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Partnership does not expect this project to have a significant effect on operations. The Partnership will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

     The financial statements and supplementary data of the Partnership are included on pages 8 through 21 of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statements of financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHP Retirement Housing Partners I Limited Partnership at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                  Ernst & Young LLP
Dallas, Texas
February 13, 1998



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                        STATEMENTS OF FINANCIAL POSITION
                        --------------------------------


                                                                                     December 31,
                                                                                     ------------

                                                                           1997                         1996
                                                                           ----                         ----


                                                   ASSETS (Note 6)
                                                   ------

Cash and cash equivalents (Note 2)                                 $       4,495,733             $      4,017,181

Interest receivable                                                                0                        1,200

Other receivables                                                             31,892                       28,363

Pension notes issuance costs (Note 1)                                      1,009,842                    1,264,634

Pension notes organization costs (Note 1)                                    215,326                      265,102

Prepaid expenses                                                             300,654                      285,111

Rental property (Notes 1, 4 and 10):
   Land                                                                    6,820,468                    6,318,028

   Buildings and improvements, net of
     accumulated depreciation of $15,456,154
     in 1997 and $13,752,920 in 1996                                      42,670,005                   43,853,213

Other assets                                                                  41,920                       39,052
                                                                   -----------------             ----------------

Total assets                                                       $      55,585,840             $     56,071,884
                                                                   =================             ================


                                          LIABILITIES AND PARTNERS' DEFICIT
                                          ---------------------------------


Liabilities:
   Accounts payable                                                $         320,796             $        336,446
   Interest payable (Note 6)                                              23,730,407                   20,681,172
   Pension Notes (Note 6)                                                 42,672,000                   42,672,000
   Other liabilities (Note 2)                                                882,625                      818,377
                                                                   -----------------             ----------------

                                                                          67,605,828                   64,507,995
                                                                   -----------------             ----------------
Partners' deficit (Notes 5 and 7):
   General Partner                                                        (1,596,670)                  (1,465,252)
   Assignee Limited Partner - 42,691
     investment units outstanding                                        (10,423,318)                  (6,970,859)
                                                                   -----------------             ----------------

Total partners' deficit                                                  (12,019,988)                  (8,436,111)
                                                                   -----------------             ----------------

Total liabilities and partners' deficit                            $      55,585,840             $     56,071,884
                                                                   =================             ================

                                          See notes to financial statements.



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                               Year Ended December 31,
                                                                               -----------------------

                                                                      1997                1996                   1995
                                                                      ----                ----                   ----

REVENUES:
   Rental income                                                $   15,243,028       $   14,241,055       $    13,754,959

   Interest income                                                      89,872               79,811                83,348
   Other income                                                        215,238              167,233               182,319
                                                                --------------       --------------       ---------------

                                                                    15,548,138           14,488,099            14,020,626
                                                                --------------       --------------       ---------------

COSTS AND EXPENSES:
   Salaries, related benefits and overhead reimbursements (Note 3)   3,984,975            3,825,002             3,919,906
   Management fees, dietary fees and other services (Note 3)         1,432,813            1,350,502             1,326,272
   Administrative and marketing                                        778,400              754,504               700,594
   Utilities                                                           890,070              874,156               852,805
   Maintenance                                                         521,464              451,412               444,394
   Resident services, other than salaries                              296,468              297,794               292,097
   Food services, other than salaries                                1,591,266            1,511,771             1,513,898
   Depreciation                                                      1,703,233            1,615,089             1,525,513
   Taxes and insurance                                               1,183,215            1,101,282             1,067,522
                                                                --------------       --------------       ---------------

                                                                    12,381,904           11,781,512            11,643,001
                                                                --------------       --------------       ---------------

INCOME FROM RENTAL OPERATIONS                                        3,166,234            2,706,587             2,377,625
                                                                --------------       --------------       ---------------

COSTS AND EXPENSES:
   Interest expense - pension notes (Note 6)                         6,036,275            5,775,285             5,521,051
   Amortization of pension notes issuance costs                        254,792              254,792               254,792
   Amortization of pension notes organization costs                     49,776               49,776                49,776
   Other expenses                                                      348,308              201,402               242,555
                                                                --------------       --------------       ---------------

                                                                     6,689,151            6,281,255             6,068,174
                                                                --------------       --------------       ---------------

NET LOSS                                                        $   (3,522,917)      $   (3,574,668)      $    (3,690,549)
                                                                ==============       ==============       ===============

ALLOCATION OF NET LOSS:
General Partner                                                 $      (70,458)      $      (71,493)      $       (73,811)
Assignor Limited Partner                                            (3,452,459)          (3,503,175)           (3,616,738)
                                                                --------------       --------------       ---------------

                                                                $   (3,522,917)      $   (3,574,668)      $    (3,690,549)
                                                                ==============       ==============       ===============

NET LOSS PER ASSIGNEE INTEREST                                  $          (81)      $          (82)      $           (85)
                                                                ==============       ==============       ===============



                                   See notes to financial statements.



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                    ----------------------------------------



                                                      General Partner-
                                                       Capital Realty             Assignee
                                                        Group Senior               Limited
                                                        Housing, Inc.             Partners                   Total
                                                      ----------------            --------                   -----

Partners' equity (deficit) at January 1, 1995        $     (1,197,854)       $       149,054          $    (1,048,800)

Distributions                                                 (60,960)                     0                  (60,960)

Net Loss                                                      (73,811)            (3,616,738)              (3,690,549)
                                                     ----------------        ---------------          ---------------

Partners' deficit at December 31, 1995                     (1,332,625)            (3,467,684)              (4,800,309)

Distributions                                                 (61,134)                     0                  (61,134)

Net Loss                                                      (71,493)            (3,503,175)              (3,574,668)
                                                     ----------------        ---------------          ---------------

Partners' deficit at December 31, 1996                     (1,465,252)            (6,970,859)              (8,436,111)

Distributions                                                 (60,960)                     0                  (60,960)

Net Loss                                                      (70,458)            (3,452,459)              (3,522,917)
                                                     ----------------        ---------------          ---------------

Partners' deficit at December 31, 1997               $     (1,596,670)       $   (10,423,318)         $   (12,019,988)
                                                     ================        ===============          ===============






                                         See notes to financial statements.




              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                              Year Ended December 31,


                                                                    1997                1996                 1995
                                                                    ----                ----                 ----

Cash flows from operating activities:

   Rent collections                                          $    15,239,499       $   14,244,537       $   13,747,228
   Interest received                                                  91,072               79,876               83,325
   Other income                                                      215,238              167,233              182,319
   Management fees, dietary fees and other services               (1,429,906)          (1,351,527)          (1,326,188)
   Salary, related benefits and overhead reimbursements           (3,971,789)          (3,816,530)          (3,925,369)
   Other operating expenses paid                                  (5,595,097)          (5,202,737)          (5,114,939)
   Interest paid                                                  (2,987,040)          (2,995,574)          (2,987,040)
                                                             ---------------       --------------       --------------

   Net cash provided by operating activities                       1,561,977            1,125,278              659,336

Cash flows from investing activity:
   Capital expenditures                                           (1,022,465)            (525,567)            (712,919)
                                                             ---------------       --------------       --------------


   Net cash used in investing activity                            (1,022,465)            (525,567)            (712,919)

Cash flows from financing activity:
   Distributions                                                     (60,960)             (61,134)             (60,960)
                                                             ---------------       --------------       --------------

   Net cash used in financing activity                               (60,960)             (61,134)             (60,960)
                                                             ---------------       --------------       --------------

Net increase (decrease) in cash and cash equivalents                 478,552              538,577             (114,543)


Cash and cash equivalents at beginning of year                     4,017,181            3,478,604            3,593,147
                                                             ---------------       --------------       --------------

Cash and cash equivalents at end of year                     $     4,495,733       $    4,017,181       $    3,478,604
                                                             ===============       ==============       ==============







              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (continued)


                                                                               Year Ended December 31,
                                                                    1997                1996                 1995
                                                                    ----                ----                 ----

RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                     $    (3,522,917)      $   (3,574,668)      $   (3,690,549)
                                                             ---------------       --------------       --------------

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation                                                    1,703,233            1,615,089            1,525,513
   Amortization of pension notes organization costs                   49,776               49,776               49,776
   Amortization of pension notes issuance costs                      254,792              254,792              254,792
   Interest Payable                                                3,049,235            2,779,711            2,534,011

   Changes in operating assets and liabilities:
     Interest receivable                                               1,200                   65                  (23)
     Other assets and receivables                                     (6,397)             827,993               (7,461)
     Prepaid expenses                                                (15,543)              (5,959)              (5,759)
     Accounts payable                                                (15,650)            (254,782)              88,374
     Purchase installments                                                 0             (552,000)                   0
     Other liabilities                                                64,248              (14,739)             (89,338)
                                                             ---------------       --------------       --------------

Net cash provided by operating activities                    $     1,561,977       $    1,125,278       $      659,336
                                                             ===============       ==============       ==============






                                        See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1997 and 1996


1.   SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------------------

     Organization
     ------------

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

          A description of the Projects now owned directly or indirectly and operated by the Partnership is as follows:

          The Amberleigh. This project is a 271 unit retirement living center located in Williamsville, New York. The facility was approximately 97 % and 98 % occupied at December 31, 1997 and 1996 , respectively.

          The Atrium of Carmichael. This project is a 153 unit retirement living center located in Sacramento, California. This facility was approximately 99 % and 98 % occupied at December 31, 1997 and 1996 , respectively.

          Crosswood Oaks. This project is an 122 unit retirement living center located in Sacramento, California. This facility was approximately 91 % and 86 % occupied at December 31, 1997 and 1996 , respectively.

          The Heatherwood. This project is an 160 unit retirement living center located in Southfield, Michigan. This facility was approximately 98 % and 81 % occupied at December 31, 1997 and 1996 , respectively.

          Veranda Club. This project is an 189 unit retirement living center located in Boca Raton, Florida. This facility was approximately 96 % and 98 % occupied at December 31, 1997 and 1996 , respectively.

     Significant Accounting Policies
     -------------------------------

          Offering costs, issuance costs and organization costs related to the sale of Notes are being amortized using the straight line method over the term of the Notes. Accumulated amortization at December 31, 1997 and 1996 was $2,547,920 and $2,293,128 , respectively. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Accumulated amortization at December 31, 1997 and 1996 was 497,760 and $447,984 , respectively. Direct costs of acquisition, including acquisition fees and expenses paid to the General Partner, have been capitalized as a part of buildings and improvements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)



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

          The cost of rental property and their useful lives are summarized as follows:



                                      Useful Life              1997                     1996
                                      -----------              ----                     ----

Land                                                      $   6,820,468           $    6,318,028
                                                          =============           ==============

Land improvements                       30 years                 91,318                   75,809
Building and building improvement       30 years             55,239,208               55,179,219
Furniture and equipment                  5 years              2,795,633                2,351,105
                                                          -------------           --------------
                                                             58,126,159               57,606,133
Less-accumulated depreciation                               (15,456,154)             (13,752,920)
                                                          -------------           --------------
                                                          $  42,670,005           $   43,853,213
                                                          =============           ==============


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

     New Accounting Pronouncements
     -----------------------------

          The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income effective for fiscal 1998. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. This new Statement will only expand the Partnership's disclosures with respect to this item.

2.   CASH AND CASH EQUIVALENTS
     -------------------------

          As of December 31, 1997 and 1996 , cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

          Cash and cash equivalents also includes $531,056 and $504,879 of tenant security deposits at December 31, 1997 and 1996 , respectively, which are designated for the purpose of providing refunds to tenants upon move-out.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)

3.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES
     --------------------------------------------------------

          Through January 22, 1995, the sole general partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I). The sole limited partner of the Partnership is NHP RHP-I Assignor Corporation, a Delaware corporation which is an affiliate of NHP/RHGP-I.

          On December 19, 1991, the General Partner executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc.
     (CRG) for the transfer of the General Partner's interest in the Partnership, subject to the approval of Assignee Holders. CRG's rights and obligations under the purchase agreement were subsequently assigned to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH). CRGSH is the management agent under a five year contract with an optio to renew for an additional five years under certain conditions. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH became the sole general partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. ("CSL"), a subsidiary of Capital Senior Living Corporation. CRGSH and CSL received $1,429,906, $1,351,527, and $1,326,188 in 1997, 1996 and 1995,
     respectively,   for  management  fees,  dietary  services  fees  and  other operating expense reimbursements related to services provided to the Properties and the Partnership.

          Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees as of February 1, 1995 of CSL, an affiliate of CRGSH, and prior to February 1, 1995 were employees of CRGSH. The Partnership reimburses CRGSH or CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 1997 , 1996 and 1995 , such reimbursements for salaries, related benefits and overhead reimbursements amounted to $3,971,789, $3,816,530, and $3,925,369 , respectively.

          During 1997 and 1996 , an affiliate of the General Partner, Capital Senior Living Communities, L.P., purchased approximately 11,318 and 422 , respectively, of Pension Notes, or approximately 30.74 % of the
     Partnership's outstanding Pension Notes at an average price of $822 per Note. On November 3, 1997, Capital Senior Living Communities, L.P. sold its Pension Notes to Capital Senior Living Properties, Inc., an affiliate of the General Partner and a subsidiary of Capital Senior Living Corporation, at a price of $1,422 per Note. At December 31, 1997, Capital Senior Living Properties, Inc. holds 13,128 Pension Notes. Capital Senior Living
     Corporation is subject to the periodic reporting obligations of the Securities and Exchange Commission.

          A 50% partner in Retirement Living Communities, L.P. ("RLC") is chairman of the board of a bank where the Partnership holds the majority of its operating cash accounts

4.   ACQUISITION OF PROPERTY
     -----------------------

          On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to the Amberleigh property for $500,000 plus closing costs. The land will be used in development of a 60 unit assisted living retirement facility.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)

          In connection with the purchase of the Heatherwood in 1988, the Partnership has recorded receivables of $826,877 from the seller and purchase installments and other liabilities due to the seller totaling $816,583. Amounts due to the Seller at December 31, 1995 include $264,583 in property management fees and the remaining $525,000 plus accrued interest of $27,000 purchase installment payment due to the seller. During 1996, the General Partner attempted to contact the Seller, but was unable to do so. The General Partner wrote off the amounts due to and from the Seller and recorded a $10,294 adjustment to income during 1996.

5.   CASH DISTRIBUTION POLICIES
     --------------------------

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)

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

          No distributions were paid to the Assignee Interest Holders during 1997 , 1996 or 1995 . The General Partner anticipates that distributions to Assignee Interest Holders will be suspended until operating results significantly improve.

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

          Third, to the General Partner in the form of a disposition fee; and

          Fourth, 85% to the Assignee Interest Holders and 15% to the General Partner.

          Taxable net income or loss from operations is allocated to the Interest Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90% to the Assignee Holders as a class and 10% to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2% for 1997, 1996 and 1995 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. Accordingly, net loss for each of the three years in the period ended December 31, 1997 was allocated in the same manner.

     The deficit balance in the Assignee Limited Partner account reflects their percentage interest in the Partnership's cumulative net losses, although there are no restoration requirements for the Assignee Limited Partner interest upon termination of the Partnership

6.   PENSION NOTES
     -------------

          The Notes bear stated simple interest at a rate equal to 13% per annum. Payment of up to 9% of stated interest was subject to deferral through December 31, 1988 and payment of up to 6% of stated interest is subject to deferral thereafter. Deferred interest does not bear interest.

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)

     Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9% per annum compounded quarterly. The approximate 9% effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid and will provide a liability for the full amount of deferred interest upon the maturity of the Pension Notes. If interest had been provided based on 13% versus the effective rate of approximately 9%, an additional liabilit of approximately $4,113,073 would be recorded at December 31, 1997 and future interest expense would be reduced by this amount. The Partnership made payments of $2,987,040, $2,995,574 and $2,987,040 in 1997, 1996 and 1995, respectively, to Pension Note Holders. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets (see Note 9). The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 nor more than 60 days prior notice, at the election of the Partnership.

7.   DISTRIBUTIONS TO PARTNERS
     -------------------------

          During   1997,   1996  and  1995,   the   General   Partner   received
     distributions, representing 2% of the Cash Available For Distribution Before Interest Payments to the Pension Note Holders. The Partnership did not make a distribution to the holders of Assignee Interests during 1997, 1996 or 1995.

8.   INCOME TAXES
     ------------

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)

          A reconciliation between financial statement net loss and net loss for tax purposes follows:


                                                                   Years Ended December 31,
                                                     -----------------------------------------------------


                                                            1997              1996                 1995
                                                            ----              ----                 ----

Net loss per financial statements                     $  3,522,917        $  3,574,668        $  3,690,549

Temporary differences in determining losses for Federal income tax purposes:

      Depreciation                                         617,872             667,874             671,332
      Amortization of start-up and marketing costs         (48,116)            (48,116)            (48,116)
      Interest expense - pension notes                  (3,136,298)         (2,903,363)         (2,673,201)
      Miscellaneous                                          5,966              37,148             (18,001)
                                                      ------------        ------------        ------------

Loss per tax return                                   $    962,341        $  1,328,211        $  1,622,563
                                                      ============        ============        ============



     The basis of building and improvements, net of accumulated depreciation, for Federal income tax purposes was $35,166,014 and $36,967,094 at December 31, 1997 and 1996, respectively.

9.   FUTURE OPERATIONS AND CASH FLOWS
     --------------------------------

          Although cash flow from operations improved in 1997 , cash generated from operations over the past several years prior to 1994 was not adequate to meet the Partnership's minimum interest payment requirements. The shortfall was funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Assignee Interests and Pension Notes, after the acquisition of the Partnership's Properties. Given the level of the Partnership's cash reserves at December 31, 1997 , if the Partnership is unable to increase cash generated from operations over time, cash reserves may not be sufficient to satisfy future obligations of the Partnership.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                              A LIMITED PARTNERSHIP
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (Continued)

10.  VALUATION OF RENTAL PROPERTY
     ----------------------------

          In accordance with FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a shortfall exists, a write-down would be warranted based on the estimated shortfall of discounted cash flows. The Partnership performs such evaluations on an ongoing basis by comparing each property's net book value to the total estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed sale of the properties on December 31, 2001. Sales proceeds, net of an estimated 3% cost of disposal, are estimated using a 10% capitalization rate of the net operating incom projected for each property for the year 2001. During July 1997, the Partnership obtained appraisals of the current market value of its properties. As of December 31, 1997, the July 1997 appraised values exceeded the partnership's net book value of its properties. The Partnership, however, does not intend to sell any Properties in the near future, but rather intends to continue to hold and operate them as rental properties. The Partnership does not believe there are any indicators that would require an adjustment to the carrying value of the properties or their remaining useful lives as of December 31, 1997 or 1996.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

          The carrying amounts and fair values of financial instruments at December 31, 1997 and 1996 are as follows:



                                                    1997                                    1996
                                          ------------------------                ------------------------

                                         Carrying             Fair              Carrying             Fair
                                          Amount             Value               Amount             Value
                                         --------            -----              --------            -----

Cash and cash equivalents            $  4,495,733        $  4,495,733        $  4,017,181       $  4,017,181
Pension Notes                          42,672,000          60,714,122          42,672,000         27,753,050


     The following methods and assumptions were used by the General Partner in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

          Pension Notes: The fair values of Pension Notes are based on discounted cash flows at December 31, 1997 and quoted market prices at December 31, 1996.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

               There have been no changes in or disagreements with accountants that are required to be reported herein.


                                    Part III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

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

               The Partnership properties during 1994 and through February 1, 1995, were managed by CRGSH. On February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, a subsidiary of Capital Senior Living Corporation.

               The following are the directors and executive officers of Capital Realty Group Senior Housing, Inc., the general partner of the Partnership.

              Name                     Position
              ----                     --------
              James A. Stroud          Chief Operating Officer, Secretary and
                                         Director
              Jeffrey L. Beck          Chief Executive Officer and Director
              Keith N. Johannessen     President
              David Beathard           Vice President
              Rob L. Goodpaster        Vice President, National Director of
                                         Marketing
              David Brickman           Vice President
              Robert F. Hollister      Controller - Property


                    James A. Stroud, age 47. Mr. Stroud has served as a director and Chief Operating Officer of CSL and its predecessors since January 1986. He is currently Co-Chairman of the Board and Chief Operating Officer of Capital Senior Living Corporation. Mr.
               Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Board of Directors of the Assisted Living Federation of America, and as Housing Commissioner, President-Elect, and as a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was a Founder of the Texas Assisted Living Association and serves as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant.

                    Jeffrey L. Beck,  age 53 . Mr. Beck has served as a director and Chief Executive Officer of CSL and its predecessors since January 1986. He is currently Co-Chairman of the Board and Chief Executive Officer of Capital Senior Living Corporation. Mr. Beck also serves on the boards of various educational, religious and charitable organizations and in varying capacities with several trade associations. Mr. Beck served as Vice Chairman of the American Seniors Housing Association from 1992 to 1994, and as Chairman from 1994 to 1996, and remains a member of its Executive Board, and is a council member of the Urban Land Institute. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas and is Chairman and President of Beck Properties Trophy Club.

                    Keith N. Johannessen, age 41 . Mr. Johannessen has served as
               President of CSL and its predecessors since March 1994, and previously served as Executive Vice-President since May 1993. He is also President of Capital Senior Living Corporation. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 19 years.

                    David W. Beathard,  age 50 . Mr. Beathard has served as Vice
               President - Operations of CSL and its predecessors since August 1996. He is also Vice President - Operations of Capital Senior Living Corporation. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing and feasibility consulting regarding senior housing facilities. Mr. Beathard serves as a Designated Alternate member of the Board of Directors of the Texas Assisted Living Association. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 23 years.

                    Rob L.  Goodpaster,  age 45 . Mr.  Goodpaster  has served as
               Vice President - National Marketing of CSL and its predecessors since December 1992. He is also Vice President - National Marketing Director of Capital Senior Living Corporation. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr.
               Goodpaster has been active in the operational, development and marketing aspects of senior housing for 21 years.

                    David  Brickman,  age 39 . Mr.  Brickman  has served as Vice
               President and General Counsel of CSL and its predecessors since July 1992. He is also Vice President and General Counsel of Capital Senior Living Corporation. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation which provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 11 years.

                    Robert F.  Hollister,  age 42 . Mr.  Hollister,  a Certified
               Public Accountant, has served as Property Controller for CSL and its predecessors since April 1992. He is also Property Controller for Capital Senior Living Corporation. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a NASD broker dealer. Mr. Hollister is a Certified Financial Planner. Mr. Hollister is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

                    The  executive  officers of CRGSH are required to spend only such time on the Partnership's affairs as is deemed necessary in the sole judgment of CRGSH. A significant amount of these officers' time is expected to be spent on matters unrelated to the Partnership.

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

Item 11.  Executive Compensation
          ----------------------

               NHP Retirement Housing Partners I Limited Partnership has no officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. The following is a summary of such fees paid or accrued during the year ended December 31, 1997 : Paid or payable from operating cash flow:


               Cash distributions of $60,960 to the General Partner, which represents 2% of Cash Available for Distribution Before Interest Payments to the Note Holders.

               Management fees, dietary service fees, and other operating expense reimbursements of $1,429,906 and salaries, related benefits and overhead reimbursements of $3,971,789, were paid to the General Partner and CSL, an affiliate of the General Partner

          See Item 8. Financial Statements and Supplementary Data.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

               No person is known by the Partnership to own more than 5% of Assignee Interests.

               As of March 1, 1998, an affiliate of the General Partner, has purchased approximately 13,478 Pension Notes, or approximately 31.6% of the Partnership's outstanding Pension Notes.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

               Except as described in Items 8 (Note 3 in the Financial Statements), 10, and 11 the Partnership had no other transactions or business relationships with NHP, CRGSH, or its affiliates.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

         (a)   Documents filed as part of this report:

               1.   Financial Statements
                    --------------------

                    The financial statements, notes and reports listed below are included herein:

                                                                            Page
                                                                            ----

               Report of Ernst & Young LLP, Independent Auditors              7

               Statements of Financial Position,
                December 31, 1997  and 1996                                   8

               Statements of Operations for the Years
                Ended December 31, 1997 , 1996  and 1995                      9

               Statements of Partners' Equity (Deficit)
                for the Years Ended December 31, 1997, 1996
                and 1995                                                     10

               Statements of Cash Flows for the
                Years Ended December 31, 1997 , 1996  and 1995               11

               Notes to Financial Statements                                 13


               2.   Financial Statement Schedules
                    -----------------------------

                    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

               3.   Exhibits
                    --------

                    None.

                    (b)  Reports on Form 8-K

                         No reports on Form 8-K were filed during the last quarter of fiscal 1997.

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

     NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

     By:  Capital Realty Group Senior Housing, Inc.
          General Partner




     By:  /a/ James A. Stroud
          -----------------------------------------
          James A. Stroud
          Chief Operating Officer and Director
          (Chief financial, and accounting officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.





By:  /s/ James A. Stroud
     -----------------------------------------------
     James A. Stroud
     Chief Operating Officer and Director of the General Partner
     (Chief financial, and accounting officer)





By:  /s/ Jeffrey L. Beck
     -----------------------------------------------
     Jeffrey L. Beck
     Chief Executive Officer and Director of the General Partner



Date:     March 30, 1998

March ____, 1997




Securities and Exchange Commission
450 5th Street N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:      NHP Retirement Housing Partners I Limited Partnership
         SEC File Number:  0-16815

Madam or Sir:

Enclosed please find Form 10-K for the year ended December 31, 1997 for the above referenced partnership.

Please acknowledge receipt of this filing by stamping and returning the enclosed copy of this letter in the self-addressed, stamped envelope provided. If there are any questions regarding this filing, please contact the undersigned.

Very truly yours,

NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP


/s/ Scott Shamblin
---------------------------
Scott Shamblin
Investor Relations Director


Enclosure