Form 10-Q
period 1998-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1998-05-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                         Commission File Number 0-16815

                        NHP RETIREMENT HOUSING PARTNERS I
                               LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                 52-1453513
(State of other jurisdiction of incorporation              (I.R.S. Employer
                 or organization)                         Identification No.


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
                              A Limited Partnership
                        Statements of Financial Position

                                                                       March 31, 1998             December 31, 1997
                                                                       --------------             -----------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                             $       5,037,402          $        4,495,733
Other receivables                                                                21,481                      31,892
Pension notes issuance costs                                                    946,144                   1,009,842
Organization and offering costs                                                 202,882                     215,326
Prepaid expenses                                                                309,338                     300,654
Rental property:
     Land                                                                     6,820,468                   6,820,468
     Building, net of accumulated depreciation of
       15,890,210 in 1998 and $15,456,154 in 1997                            42,380,347                  42,670,005
Other assets                                                                     42,111                      41,920
                                                                      -----------------          ------------------

Total assets                                                          $      55,760,173          $       55,585,840
                                                                      =================          ==================


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Liabilities:
     Accounts payable                                                 $         362,633          $          320,796
     Interest payable                                                        24,560,656                  23,730,407
     Pension notes                                                           42,672,000                  42,672,000
     Other liabilities                                                          905,609                     882,625
                                                                      -----------------          ------------------

                                                                             68,500,898                  67,605,828
                                                                      -----------------          ------------------
Partners' deficit:
     General Partner-NHP/RHGP-I Limited
        Partnership                                                          (1,626,140)                 (1,596,670)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691 investment
        units outstanding                                                   (11,114,585)                (10,423,318)
                                                                      -----------------          ------------------

Total partners' deficit                                                     (12,740,725)                (12,019,988)
                                                                      -----------------          ------------------

Total liabilities and partners' deficit                               $      55,760,173          $       55,585,840
                                                                      =================          ==================


                       See notes to financial statements


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                    For the Three Months Ended March 31, 1998

                                                                                Three months ended March 31,
                                                                                 1998                    1997
                                                                                 ----                    ----
REVENUE:
     Rental income                                                       $       4,024,049       $       3,774,565
     Interest income                                                                28,289                  24,420
     Other income                                                                   62,697                  41,772
                                                                         -----------------       -----------------

                                                                                 4,115,035               3,840,757
                                                                         -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                      1,007,692               1,003,343
     Management fees, dietary fees and other services                              378,688                 373,535
     Administrative and marketing                                                  147,033                 128,973
     Utilities                                                                     255,854                 256,345
     Maintenance                                                                   115,573                 115,405
     Resident services, other than salaries                                         60,165                  71,389
     Food services, other than salaries                                            393,926                 385,682
     Depreciation                                                                  434,057                 415,548
     Taxes and insurance                                                           296,424                 279,797
                                                                         -----------------       -----------------

                                                                                 3,089,412               3,030,017
                                                                         -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                    1,025,623                 810,740
                                                                         -----------------       -----------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                            1,582,983               1,509,068
     Amortization of pension notes issuance costs                                   63,698                  63,698
     Amortization of organization and offering costs                                12,444                  12,444
     Other expenses                                                                 71,873                 127,480
                                                                         -----------------       -----------------

                                                                                 1,730,998               1,712,690
                                                                         -----------------       -----------------

NET (LOSS)                                                               $        (705,375)      $        (901,950)
                                                                         -----------------       =================

NET (LOSS) PER ASSIGNEE INTEREST

                                                                         $             (17)      $             (21)
                                                                         =================       =================


                       See notes to financial statements


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                         Statement of Partners' Deficit
                    For the Three Months Ended March 31, 1998



                                                    GENERAL PARTNER
                                                  CAPITAL REALTY GROUP           ASSIGNOR LIMITED
                                                  SENIOR HOUSING, INC.               PARTNER               TOTAL
                                                  --------------------           ----------------          -----
Partners' deficit
   at December 31, 1997                            $       (1,596,670)          $    (10,423,318)    $    (12,019,988)

Distributions                                                 (15,362)                          0             (15,362)

Net Loss - Three months
   ended March 31, 1998                                       (14,108)                  (691,267)            (705,375)
                                                   ------------------           ----------------     ----------------
Partners' deficit
   at March 31, 1998                               $       (1,626,140)          $    (11,114,585)    $    (12,740,725)
                                                   ==================           ================     ================
Percentage interest
   at March 31, 1998                                        2%                          98%                   100%
                                                            ==                          ===                   ====


                       See notes to financial statements


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows


                                                                                   Three months ended March 31,
                                                                                 1998                     1997
                                                                                 ----                     ----

Cash flows from operating activities:
     Rent collections                                                      $      4,034,460          $      3,768,004
     Interest received                                                               28,289                    24,420
     Other income                                                                    62,697                    41,772
     Salary and related benefits                                                 (1,013,955)               (1,005,993)
     Management fees, dietary fees
       and other services                                                          (381,311)                 (374,368)
     Other operating expenses paid                                               (1,276,016)               (1,309,200)
     Interest paid                                                                 (752,734)                 (752,733)
                                                                           ----------------          ----------------

     Net cash provided by
       operating activities                                                         701,430                   391,902
                                                                           ----------------          ----------------

Cash flows from investing activities:
     Capital Expenditures                                                          (144,399)                  (72,640)
                                                                           ----------------          ----------------

     Net cash used in investing activities                                         (144,399)                  (72,640)
                                                                           ----------------          ----------------

Cash flows from financing activities:
     Distributions                                                                  (15,362)                  (15,362)
                                                                           ----------------          ----------------

     Net cash used in financing activities                                          (15,362)                  (15,362)
                                                                           ----------------          ----------------

Net increase in cash and
     cash equivalents                                                               541,669                   303,900

Cash and cash equivalents
     at beginning of period                                                       4,495,733                 4,017,181
                                                                           ----------------          ----------------

Cash and cash equivalents
     at end of period                                                      $      5,037,402          $      4,321,081
                                                                           ================          ================


                       See notes to financial statements


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows

                                   (Continued)



                                                                                   Three months Ended March 31,
                                                                                1998                       1997
                                                                                ----                       ----

RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                                  $       (705,375)            $       (901,950)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                434,057                      415,548
       Amortization of organization
         and offering costs                                                         12,444                       12,444
       Amortization of pension notes
         issuance costs                                                             63,698                       63,698

Changes in operating assets and liabilities:
       Other assets and receivables                                                 10,220                       (5,166)
       Prepaid expenses                                                             (8,684)                      (4,853)
       Accounts payable                                                             41,837                       32,285
       Interest payable                                                            830,249                      756,335
       Other liabilities                                                            22,984                       23,561
                                                                          ----------------             ----------------

           Total adjustments                                                     1,406,805                    1,293,852
                                                                          ----------------             ----------------

Net cash provided by
  operating activities                                                    $        701,430             $        391,902
                                                                          ================             ================


                       See notes to financial statements

                                                         8
              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                          Notes to Financial Statements


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

       While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Reports filed in Forms 10-K for the year ended December 31, 1997.


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

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 1998 and 1997, were $1,007,692 and $1,003,343, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 1998 and 1997, were $378,688 and $373,535, respectively.

       Distributions of $15,362 were made to the General Partner during the three months ended March 31, 1998.

(3)    VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 1998, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.


ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.

                                                                  Available            March 31            March 31
                                                                    Units                1998                1997
                                                                    -----                ----                ----

The Amberleigh                                                       271                   95%                 97%
The Atrium at Carmichael                                             153                   97%                 97%
Crosswood Oaks                                                       122                   93%                 88%
Heatherwood                                                          160                   96%                 79%
Veranda Club                                                         189                   95%                 96%


Rent collections for the three month period increased to $4,034,460 in 1998 from $3,768,004 in 1997, or 7.1%, primarily from rental rate increases and increased occupancies. Salaries, management fees and other operating expenses paid slightly decreased, from $2,689,561 in 1997 to $2,671,282 in 1998 or 0.7%, primarily from decreased operating expenses.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes, which was $752,734 for the three month period ended March 31, 1998. Net cash provided from operations, after the payment of interest expense, during the three months ended March 31, 1998 and 1997 was $701,430 and $391,902, respectively. Interest on the Pension Notes is accrued at a 13% rate, which totaled $1,582,983 and $1,509,068 for the three months ended March 31, 1998 and 1997, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $24,560,656 and $23,730,407 at March 31, 1998 and December 31, 1997,
respectively.

Capital expenditures increased $71,759 from $72,640 in 1997 to $144,399 in 1998. Capital improvement programs implemented at several of the properties during 1995 continued during 1996, 1997 and 1998.

Cash and cash equivalents at March 31, 1998 and December 31, 1997 amounted to $5,037,402 and $4,495,733, respectively.

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

Although cash flow from operations improved in 1997 and 1998, cash generated from operations over the past several years prior to 1994 had not been adequate to meet the Partnership's minimum interest payment requirements. The annual shortfall was approximately $59,000 during 1993, and averaged approximately $1.5 million annually in the five-year period prior to 1993. The shortfall has been funded by Partnership's cash reserves, which principally resulted from funds remaining from the initial offering of Partnership Interests and Pension Notes, after the acquisition of the Partnership's properties. If interest payments continue to be deferred at the current rate of 6%, the total accrual for unpaid interest and principal will approximate $81 million at December 31, 2001, the maturity date of the Pension Notes, which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Properties to fund both the accrued interest and the face value of the Pension Notes upon their maturity. Except as indicated below, Management's general plans are to continue to manage the Properties prudently to achieve positive cash flows from operations after interest payments.

The General Partner is currently evaluating various opportunities that may include the sale of a substantial amount of the Partnership's properties. Interest accruals are increasing at a rate greater than the appreciation of the assets on a yearly basis. The sale of a substantial amount of the properties would allow the Partnership to pay down part of the debt, which would have the effect of lowering these accruals.

RESULTS OF OPERATIONS
---------------------

The Partnership's net loss for the three months ended March 31, 1998 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership's net loss decreased from $901,950 to $705,375 for the three month periods ending March 31, 1997 and 1998, respectively. Net loss per Interest decreased from $21 to $17 for the 42,691 Interests, respectively. This decreased loss was principally due to increased rental income and occupancies. Rental income increased to $4,024,049 for the three months ended March 31, 1998 from $3,774,565 for the same period in 1997, or approximately 6.6%, primarily as a result of rental rate increases. Rental expenses increased to $3,089,412 from $3,030,017, or 2.0% for the three month periods ending March 31, 1998 and 1997, respectively. Increased rental expense was primarily due to increased administrative and marketing expenses, taxes and insurance, and depreciation. Pension Note interest expense increased from $1,509,068 to $1,582,983 for the three month periods ending March 31, 1997 and 1998 respectively. Other expenses relating to Partnership administration decreased from $127,480 to $71,873 for the three month periods ending March 31,1997 and 1998, respectively.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at March 31, 1998, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

PART II
-------

All items not applicable.
-------------------------

SIGNATURES
----------

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


                                    Date:    May 13, 1998