Form 10-Q
period 1998-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1998-08-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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

Yes  X     No _____

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                        Statements of Financial Position

                                                                        June 30, 1998             December 31, 1997
                                                                        -------------             -----------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                             $       5,752,688          $        4,495,733
Other receivables                                                                10,350                      31,892
Pension notes issuance costs                                                    882,446                   1,009,842
Organization and offering costs                                                 190,438                     215,326
Prepaid expenses                                                                130,713                     300,654
Rental property:
     Land                                                                     6,820,468                   6,820,468
     Building, net of accumulated depreciation of
       $16,330,464 in 1998 and $15,456,154 in 1997                           42,158,054                  42,670,005
Other assets                                                                     40,674                      41,920
                                                                      -----------------          ------------------

Total assets                                                          $      55,985,831          $       55,585,840
                                                                      =================          ==================


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable                                                 $         330,278          $          320,796
     Interest payable                                                        25,407,121                  23,730,407
     Pension notes                                                           42,672,000                  42,672,000
     Other liabilities                                                        1,022,042                     882,625
                                                                      -----------------          ------------------

                                                                             69,431,441                  67,605,828
                                                                      -----------------          ------------------
Partners' deficit:
     General Partner-NHP/RHGP-I Limited
        Partnership                                                          (1,654,968)                 (1,596,670)
     Assignor Limited Partner-NHP RHP-I
        Assignor Corporation-42,691 investment
        units outstanding                                                   (11,790,642)                (10,423,318)
                                                                      -----------------          ------------------

Total partners' deficit                                                     (13,445,610)                (12,019,988)
                                                                      -----------------          ------------------

Total liabilities and partners' deficit                               $       55,985,831         $       55,585,840
                                                                      ==================         ==================

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                    For the Three Months Ended June 30, 1998

                                                                                 Three months ended June 30,
                                                                                 1998                    1997
                                                                                 ----                    ----

REVENUE:
     Rental income                                                       $       4,031,647       $       3,752,769
     Interest income                                                                39,653                  20,142
     Other income                                                                   72,230                  48,607
                                                                         -----------------       -----------------

                                                                                 4,143,530               3,821,518
                                                                         -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                      1,021,388               1,016,044
     Management fees, dietary fees and other services                              384,177                 378,963
     Administrative and marketing                                                  147,428                 153,257
     Utilities                                                                     219,955                 200,131
     Maintenance                                                                   131,993                 132,885
     Resident services, other than salaries                                         75,792                  72,747
     Food services, other than salaries                                            404,555                 395,780
     Depreciation                                                                  440,253                 415,549
     Taxes and insurance                                                           291,474                 276,631
                                                                         -----------------       -----------------

                                                                                 3,117,015               3,041,987
                                                                         -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                    1,026,515                 779,531
                                                                         -----------------       -----------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                            1,582,983               1,509,069
     Amortization of pension notes issuance costs                                   63,698                  63,698
     Amortization of organization and offering costs                                12,444                  12,444
     Other expenses                                                                 57,244                  82,639
                                                                         -----------------       -----------------

                                                                                 1,716,369               1,667,850
                                                                         -----------------       -----------------

NET (LOSS)                                                               $        (689,854)      $        (888,319)
                                                                         =================       =================

NET (LOSS) PER ASSIGNEE INTEREST                                         $             (16)      $             (21)
                                                                         =================       =================

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                             Statement of Operations
                     For the Six Months Ended June 30, 1998

                                                                                  Six months ended June 30,
                                                                                 1998                    1997
                                                                                 ----                    ----

REVENUE:
     Rental income                                                       $       8,055,696       $       7,527,334
     Interest income                                                                67,942                  44,562
     Other income                                                                  134,927                  90,379
                                                                         -----------------       -----------------

                                                                                 8,258,565               7,662,275
                                                                         -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                      2,029,080               2,019,387
     Management fees, dietary fees and other services                              762,865                 752,498
     Administrative and marketing                                                  294,461                 282,230
     Utilities                                                                     475,809                 456,476
     Maintenance                                                                   247,566                 248,290
     Resident services, other than salaries                                        135,957                 144,136
     Food services, other than salaries                                            798,481                 781,462
     Depreciation                                                                  874,310                 831,097
     Taxes and insurance                                                           587,898                 556,428
                                                                         -----------------       -----------------

                                                                                 6,206,427               6,072,004
                                                                         -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                    2,052,138               1,590,271
                                                                         -----------------       -----------------

COSTS AND EXPENSES:
     Interest expense - pension notes                                            3,165,966               3,018,137
     Amortization of pension notes issuance costs                                  127,396                 127,396
     Amortization of organization and offering costs                                24,888                  24,888
     Other expenses                                                                129,117                 210,119
                                                                         -----------------       -----------------

                                                                                 3,447,367               3,380,540
                                                                         -----------------       -----------------

NET (LOSS)                                                               $      (1,395,229)      $      (1,790,269)
                                                                         =================       =================

NET (LOSS) PER ASSIGNEE INTEREST                                         $             (33)      $             (42)
                                                                         =================       =================

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                         Statement of Partners' Deficit
                     For the Six Months Ended June 30, 1998



                                                   GENERAL PARTNER              ASSIGNOR
                                                 CAPITAL REALTY GROUP           LIMITED
                                                 SENIOR HOUSING, INC.           PARTNER                TOTAL
                                                 --------------------           -------                -----


Partners' deficit
   at December 31, 1997                            $       (1,596,670)      $  (10,423,318)       $    (12,019,988)

Distributions                                                 (30,393)                   0                 (30,393)

Net Loss - Six months
   ended June 30, 1998                                        (27,905)          (1,367,324)             (1,395,229)
                                                   ------------------           ----------              ----------

Partners' deficit
   at June 30, 1998                                $       (1,654,968)      $  (11,790,642)       $    (13,445,610)
                                                   ==================           ==========              ==========

Percentage interest
   at June 30, 1998                                         2%                         98%                   100%
                                                            ==                         ===                   ====

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows


                                                                                    Six months ended June 30,
                                                                                 1998                     1997
                                                                                 ----                     ----


Cash flows from operating activities:
     Rent collections                                                      $      8,077,238          $      7,540,144
     Interest received                                                               67,942                    45,762
     Other income                                                                   134,927                    90,379
     Salary and related benefits                                                 (2,040,950)               (2,025,702)
     Management fees, dietary fees
       and other services                                                          (770,054)                 (754,917)
     Other operating expenses paid                                               (2,330,144)               (2,469,683)
     Interest paid                                                               (1,489,252)               (1,489,253)
                                                                           ----------------          ----------------

     Net cash provided by
       operating activities                                                       1,649,707                   936,730
                                                                           ----------------          ----------------

Cash flows from investing activities:
     Capital Expenditures                                                          (362,359)                 (207,574)
                                                                           ----------------          -----------------

     Net cash used in investing activities                                         (362,359)                 (207,574)
                                                                           ----------------          ----------------

Cash flows from financing activities:
     Distributions                                                                  (30,393)                  (30,393)
                                                                           ----------------          ----------------

     Net cash used in financing activities                                          (30,393)                  (30,393)
                                                                           ----------------          ----------------

Net increase in cash and
     cash equivalents                                                             1,256,955                   698,763

Cash and cash equivalents
     at beginning of period                                                       4,495,733                 4,017,181
                                                                           ----------------          ----------------

Cash and cash equivalents
     at end of period                                                      $      5,752,688          $      4,715,944
                                                                           ================          ================

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                            Statements of Cash Flows

                                   (Continued)



                                                                                    Six months Ended June 30,
                                                                                1998                        1997
                                                                                ----                        ----

RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                                  $     (1,395,229)            $     (1,790,269)

Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation                                                                874,310                      831,097
       Amortization of organization
         and offering costs                                                         24,888                       24,888
       Amortization of pension notes
         issuance costs                                                            127,396                      127,396

Changes in operating assets and liabilities:
       Interest receivable                                                               0                        1,200
       Other assets and receivables                                                 22,788                       16,454
       Prepaid expenses                                                            169,941                       78,184
       Accounts payable                                                              9,482                       40,032
       Interest payable                                                          1,676,714                    1,528,884
       Other liabilities                                                           139,417                       78,864
                                                                          ----------------             ----------------

           Total adjustments                                                     3,044,936                    2,726,999
                                                                          ----------------             ----------------

Net cash provided by
  operating activities                                                    $      1,649,707             $        936,730
                                                                          ================             ================

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

       On June 10, 1998, the sole owner of the General Partner, Capital Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH.


       Effective July 24, 1998, Capital Senior Living Properties, Inc., a Texas corporation, entered into a contract to determine the feasibility of purchasing four of the five properties of the Partnership. The four properties are The Atrium at Carmichael, Crosswood Oaks, The Heatherwood and The Veranda Club. After the sale, The Amberleigh would then be the only property remaining in the NHP portfolio. The appraised fair market value of the four properties is $40,650,000. The appraisal was done by an independent third-party appraiser.

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), formerly an affiliate of CRGSH. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 1998 and 1997, were $1,021,388 and $1,016,045, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 1998 and 1997, were $384,178 and $378,962, respectively.

       Distributions of $30,393 were made to the General Partner during the six months ended June 30, 1998.

(3)    VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the six months ended June 30, 1998, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership and at Amberleigh in which the Partnership has a 99.9% partnership interest.

                                 Available         June 30             June 30
                                   Units             1998               1997
                                   -----             ----               ----

The Amberleigh                      271               97%                96%
The Atrium at Carmichael            153               99%                99%
Crosswood Oaks                      122               90%                88%
Heatherwood                         160               95%                86%
Veranda Club                        189               90%                93%

Rent collections for the six month period increased to $8,077,238 in 1998 from $7,540,144 in 1997, or 7.1%, primarily from rental rate increases and increased occupancies. Salaries, management fees and other operating expenses paid likewise decreased, from $5,250,302 in 1997 to $5,141,148 in 1998 or 2.1%, primarily from increased accounts payable and other liabilities.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $1,489,252 for the six month period ended June 30, 1998. Net cash provided from operations, after the payment of interest expense, during the six months ended June 30, 1998 and 1997 was $1,649,707 and $936,730, respectively. Interest on the Pension Notes is at a 13% rate per annum, which totaled $3,165,966 and $3,018,137 for the six months ended June 30, 1998 and 1997, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion continues to be accrued and is due at maturity. Total accrued and unpaid interest amounted to $25,407,121 and $23,730,407 at June 30, 1998 and December 31, 1997, respectively.

Capital expenditures increased $154,785 from $207,574 in 1997 to $362,359 in 1998. Capital improvement programs implemented at several of the properties during 1995 continued during 1996, 1997 and 1998.

Cash and cash equivalents at June 30, 1998 and December 31, 1997 amounted to $5,752,688 and $4,495,733, respectively.

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

Obligations to the Pension Note holders ("Noteholders") must be met before payments can be made to the Assignee Unit holders. The accrued interest on the outstanding debt is currently approximately $26 million in addition to outstanding principal of $42 million. As stated above, by December 31, 2001, the interest accruals plus principal will reach approximately $81 million. The General Partner believes it is critical to find a way to stop the interest deferrals. In order to accomplish this goal, the General Partner has been evaluating various options to halt this deferred interest. One of these options is the sale of a substantial amount of the Partnership's properties. Effective July 24, 1998, Capital Senior Living Properties, Inc., a Texas corporation, entered into a contract to determine the feasibility of purchasing four of the five properties of the

Partnership as stated above. The General Partner believes such a sale could provide the necessary capital to pay on a current basis the full amount of the interest accruals and that the remaining revenue plus adequate reserves would be sufficient to pay the full amount of current interest accruals on the outstanding principal. The General Partner, however, emphasizes that there is no guarantee, even with taking these steps, that after payment of the remaining principal and interest, it would result in any return to the Assignee Unit holders.

RESULTS OF OPERATIONS

The Partnership's net loss for the six months ended June 30, 1998 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership's net loss decreased from $1,790,269 to $1,395,229 for the six month period ending June 30, 1997 and 1998, respectively. Net loss per Interest decreased from $42 to $33 for the 42,691 Interests, respectively. This decreased loss was principally due to increased rental income and occupancies. Rental income increased to $8,055,696 for the six months ended June 30, 1998 from $7,527,334 for the same period in 1997, or approximately 7.0%, primarily as a result of rental rate increases and increased occupancies. Rental expenses increased to $6,206,427 from $6,072,004 for the six month period ending June 30, 1998 and 1997, respectively, or 2.2%. Increased rental expense was primarily due to inflation and additional depreciation expense due to increased capital expenditures. Pension Note interest expense increased from $3,018,137 to $3,165,966 for the six month periods ending June 30, 1997 and 1998 respectively. Other expenses relating to Partnership administration decreased from $210,119 to $129,117 for the six month periods ending June 30, 1997 and 1998, respectively.

For the three months ended June 30,1998 as compared with the three months ended June 30, 1997, the Partnership's revenue and expenses reflect the same variances as discussed above.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at June 30, 1998, it was determined that no additional write-downs were warranted. The Partnership will continue to evaluate the properties in the future, and additional write-downs may be necessary.

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



                                       By:/s/ Robert Lankford
                                          --------------------------------
                                          Robert Lankford
                                          President


                                          Date:    August 14, 1998