Form 10-Q
period 1998-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1998-11-16
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                         Commission File Number 0-16815

                        NHP RETIREMENT HOUSING PARTNERS I
                               LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             (Exact name of registrant as specified in its charter)



                   DELAWARE                                      52-1453513
(State of other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)



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

PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS

                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               A Limited Partnership
                                         Statements of Financial Position


                                                                       September 30, 1998              December 31, 1997
                                                                       ------------------              -----------------
                                                                           (Unaudited)                     (Audited)

                                                      ASSETS
                                                      ------

Cash and cash equivalents                                                $   6,192,519                   $   4,495,733
Other receivables                                                            6,483,254                          31,892
Note receivable                                                             32,520,000                               0
Pension notes issuance costs                                                   818,748                       1,009,842
Organization and offering costs                                                177,994                         215,326
Prepaid expenses                                                               254,223                         300,654
Rental property:
          Land                                                               2,391,705                       6,820,468
          Building net of accumulated depreciation of
$5,642,524 in 1998 and $15,456,154 in 1997                                  16,462.980                      42,670,005
Other assets                                                                     4,033                          41,920
                                                                         -------------                   -------------
Total assets                                                             $  65,305,456                   $  55,585,840
                                                                         =============                   =============

                                         LIABILITIES AND PARTNERS' DEFICIT
                                         ---------------------------------

Liabilities:
          Accounts payable                                               $     883,147                   $     320,796
          Interest payable                                                  26,245,051                      23,730,407
          Pension notes                                                     42,672,000                      42,672,000
          Other liabilities                                                    446,533                         882,625
                                                                         -------------                   -------------
                                                                            70,246,731                      67,605,828
                                                                         -------------                   -------------
Partners' deficit:
          General Partner-NHP/RHGP-I Limited
               Partnership                                                  (1,499,782)                     (1,596,670)
          Assignor Limited Partner-NHP RHP-I
               Assignor Corporation-42,691 investment
               unites outstanding                                           (3,441,493)                    (10,423,318)
                                                                         -------------                   -------------
Total partners' deficit                                                     (4,941,275)                    (12,019,988)
                                                                         -------------                   -------------
Total liabilities and partners' deficit                                  $  65,305,456                   $  55,585,840
                                                                         =============                   =============

                                        See notes to financial statements.


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               A Limited Partnership
                                              Statement of Operations
                                   For the Three Months Ended September 30, 1998
                                                    (Unaudited)


                                                                                 Three months ended September 30,
                                                                               1998                            1997
                                                                               ----                            ----
REVENUE:
          Rental income                                                  $   4,010,841                   $   3,785,468
          Interest income                                                       48,401                          22,346
          Other income                                                          60,585                          55,501
                                                                         -------------                   -------------
                                                                             4,119,827                       3,863,315
                                                                         -------------                   -------------
COSTS AND EXPENSES:
          Salaries, related benefits and overhead
          reimbursements                                                     1,037,307                       1,016,138
          Management fees, dietary fees and other services                     388,174                         379,788
          Administrative and marketing                                         133,268                         152,151
          Utilities                                                            211,770                         217,240
          Maintenance                                                          129,633                         131,337
          Resident services, other than salaries                                80,619                          72,057
          Food services other than salaries                                    415,236                         404,760
          Depreciation                                                         446,800                         415,548
          Taxes and insurance                                                  263,007                         280,728
                                                                         -------------                   -------------
                                                                             3,105,814                       3,069,747
                                                                         -------------                   -------------
INCOME FROM RENTAL OPERATIONS                                                1,014,013                         793,568
                                                                         -------------                   -------------

OTHER INCOME AND (EXPENSES):
          Gain on sale of properties                                         9,276,111                               0
          Interest expense - pension notes                                  (1,582,984)                     (1,509,068)
          Amortization of pension notes issuance costs                         (63,698)                        (63,698)
          Amortization of organization and offering costs                      (12,444)                        (12,444)
          Other expenses                                                      (111,458)                        (59,331)
                                                                         -------------                   -------------
                                                                             7,505,527                      (1,644,541)
                                                                         -------------                   -------------
NET INCOME (LOSS)                                                         $  8,519,540                        (850,973)
                                                                         =============                   =============
NET INCOME (LOSS) PER ASSIGNEE INTEREST                                   $        196                   $         (20)
                                                                         =============                   =============

                                             See notes to financial statements
                                       2


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               A Limited Partnership
                                              Statement of Operations
                                   For the Nine Months Ended September 30, 1998
                                                    (Unaudited)


                                                                                  Nine months ended September 30,
                                                                               1998                            1997
                                                                               ----                            ----
REVENUE:
          Rental income                                                  $  12,066,537                   $  11,312,802
          Interest income                                                      116,343                          66,908
          Other income                                                         195,512                         145,880
                                                                         -------------                   -------------
                                                                            12,378,392                      11,525,590
                                                                         -------------                   -------------
COSTS AND EXPENSES:
          Salaries, related benefits and overhead
          reimbursements                                                     3,066,387                       3,035,525
          Management fees, dietary fees and other services                   1,151,039                       1,132,286
          Administrative and marketing                                         427,729                         434,381
          Utilities                                                            687,579                         673,716
          Maintenance                                                          377,199                         379,627
          Resident services, other than salaries                               216,576                         216,193
          Food services other than salaries                                  1,213,717                       1,186,222
          Depreciation                                                       1,321,110                       1,246,645
          Taxes and insurance                                                  850,905                         837,156
                                                                         -------------                   -------------
                                                                             9,312,241                       9,141,751
                                                                         -------------                   -------------
INCOME FROM RENTAL OPERATIONS                                                3,066,151                       2,383,839
                                                                         -------------                   -------------

OTHER INCOME AND (EXPENSES):
          Gain on sale of properties                                         9,276,111                               0
          Interest expense - pension notes                                  (4,748,950)                     (4,527,205)
          Amortization of pension notes issuance costs                        (191,094)                       (191,094)
          Amortization of organization and offering costs                      (37,332)                        (37,332)
          Other expenses                                                      (240,575)                       (269,450)
                                                                         -------------                   -------------
                                                                             4,058,160                      (5,025,081)
                                                                         -------------                   -------------
NET INCOME (LOSS)                                                        $   7,124,311                   $  (2,641,242)
                                                                         =============                   =============
NET INCOME (LOSS) PER ASSIGNEE INTEREST                                  $         164                   $         (61)
                                                                         =============                   =============

                                        See notes to financial statements.
                                       3


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               A Limited Partnership
                                          Statement of Partners' Deficit
                                   For the Nine Months Ended September 30, 1998
                                                    (Unaudited)


                                                       GENERAL
                                                       PARTNER
                                                    CAPITAL REALTY               ASSIGNOR
                                                     GROUP SENIOR                 LIMITED
                                                     HOUSING, INC.                PARTNER                      TOTAL
                                                    --------------               --------                      -----

Parners' deficit
   at December 31, 1997                             $  (1,596,670)            $  (10,423,318)           $  (12,019,988)
Distributions                                             (45,598)                         0                   (45,598)
Net Income-Nine months
 ended September 30, 1998                               1,056,538                  6,067,773                 7,124,311
                                                    -------------             --------------             -------------

Partners' deficit
  at September 30, 1998                             $    (585,730)            $   (4,355,545)            $  (4,941,275)
                                                    =============             ==============             =============
Percentage interest
  at September 30, 1998                                   2%                        98%                      100%
                                                          ==                        ===                      ====

                                             See notes to financial statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               A Limited Partnership
                                              Statement of Cash Flows
                                   For the Nine Months Ended September 30, 1998
                                                    (Unaudited)


                                                                                 Nine months ended September 30,
                                                                               1998                            1997
                                                                               ----                            ----
Cash flows from operating activities:
     Rent collections                                                    $  12,075,762                   $  11,310,916
     Interest received                                                         116,343                          68,108
     Other income                                                              195,512                         145,880
     Salary and related benefits                                            (3,977,341)                     (3,043,414)
     Management fees, dietary fees
      and other services                                                    (1,157,605)                     (1,138,430)
     Other operating expenses paid                                          (3,648,908)                     (3,777,828)
     Interest paid                                                          (2,234,306)                     (2,234,306
                                                                          ------------                   -------------
     Net cash provided by operating activities                               2,269,457                       1,330,926
                                                                          ------------                   -------------
Cash flows from investing activities:
     Capital Expenditures                                                     (527,073)                       (412,899)
                                                                          ------------                   -------------
     Net cash used in investing activities                                    (527,073)                       (412,899)
                                                                          ------------                   -------------
Cash flows from financing activities:
     Distributions                                                             (45,598)                        (45,598)
                                                                          ------------                   -------------
     Net cash used in financing activities                                     (45,598)                        (45,598)
                                                                          ------------                   -------------
Net increase in cash and cash equivalents                                    1,696,786                         872,429

Cash and cash equivalents
     at beginning of period                                                  4,495,733                       4,017,181
                                                                          ------------                   -------------
Cash and cash equivalents
     at end of period                                                     $  6,192,519                   $   4,889,610
                                                                          ============                   =============


                                         See notes to financial statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               A Limited Partnership
                                              Statement of Cash Flows
                                                    (Contnued)



                                                                                 Nine months ended September 30,
                                                                               1998                           1997
                                                                               ----                           ----

RECONCILIATION OF NET LOSS
  TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net Income (Loss)                                                         $  7,124,311                  $  (2,641,242)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
     Gain on sale of properties                                             (9,276,111)                             0
     Depreciation                                                            1,321,110                      1,246,645
     Amortization of organization
       and offering costs                                                       37,332                         37,332
    Amortization of pension notes
       issuance costs                                                          191,094                        191,094

Changes in operating assets and liabilities:
     Interest receivable                                                             0                          1,200
     Other assets and receivables                                               47,112                           (569)
     Prepaid expenses                                                           25,122                         72,929
     Accounts payable                                                          562,351                         14,807
     Interest payable                                                        2,514,644                      2,292,899
     Other liabilities                                                        (277,508)                       115,831
                                                                          ------------                   ------------
               Total adjustments                                            (4,854,854)                     3,972,168
                                                                          ------------                   ------------
Net cash provided by operating activities                                 $  2,269,457                   $  1,330,926
                                                                          ============                   ============

                                        See notes to financial statements.
                                       6

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                              A Limited Partnership
                          Notes to Financial Statements
                               September 30, 1998


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

       On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to

       Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered real estate with Capital Realty Group Corp-oration and its affiliates.

       As discussed below, in Note 4, on September 30, 1998, the Partnership sold its four wholly owned properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of Capital Senior Living Corporation ("CSLC"), for $40,650,000. An independent third party appraiser valued the assets at 40,425,000. In connection with this sale of properties, Capital Realty Group Brokerage, Inc., an affiliate of CSLC, received $1,219,500 in brokerage fees.

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CSLC. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 1998 and 1997, were $1,037,307 and $1,016,138, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 1998 and 1997, were $388,174 and $379,789, respectively.

       Distributions of $45,598 were made to the General Partner during the nine months ended September 30, 1998.

(3)    VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the nine months ended September 30, 1998, based on the Partnership's evaluation of each respective property, the Partnership did not believe that any additional write-down was warranted.

(4)    DISPOSITION OF RENTAL PROPERTY

       On September 30, 1998, the Partnership sold its four wholly owned properties to Capital Senior Living Properties 2-NHPCT, Inc., a wholly owned subsidiary of Capital Senior Living Corporation, for $40,650,000. An independent third party appraiser valued the assets at 40,425,000. The four properties sold are the Atrium at Carmichael, Crosswood Oaks, The Heatherwood and The Veranda Club. After the sale, the Amberleigh is the only remaining property in the Partnership. After payment of closing costs, on September 30, 1998 the Partnership received a short term promissory note for $32,520,000 and recorded a $6,460,587 account receivable on the sale. The note receivable and account receivable were subsequently paid on October 2, 1998. The Partnership used the sales proceeds as follows: $22,514,174 was allocated for partial redemption of Pension Notes, $15,703,636 was allocated for partial payment of deferred interest on the Pension Notes, $413,188 was used for payment of current interest due on redeemed Pension Notes and the remaining $349,589 was retained by the Partnership. Approximately $12,787,113 used in payment of principal and deferred interest on the Pension Notes held by Capital Senior Living Properties, Inc. ("CSLP") has been retained by the Partnership and will be subsequently released to CSLP. Interest income accrued on these funds will be paid to CSLP. The Partnership recognized a $9,276,111 gain on sale of those properties at September 30, 1998. In October, 1998, the Partnership will recognize approximately $1,856,485 of additional interest expense paid on redeemed Pension Notes resulting from the difference between the stated interest rate of 13% on the Pension Notes and the accrued interest rate of approximately 9% recorded by the Partnership under the effective interest rate method.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at the four properties wholly owned by the Partnership prior to their sale on September 30, 1998 and at Amberleigh in which the Partnership has a 99.9% partnership interest.


                                                                   Available            September 30          September 30
                                                                     Units                  1998                  1997
                                                                     -----                  ----                  ----


The Amberleigh                                                        271                    98%                  96%

The Atrium at Carmichael                                              153                    96%                  97%

Crosswood Oaks                                                        122                    93%                  88%

Heatherwood                                                           160                    93%                  94%

Veranda Club                                                          189                    90%                  91%


Rent collections for the nine month period increased to $12,075,762 in 1998 from $11,310,916 in 1997, or 6.8%, primarily from rental rate increases and increased occupancies. Salaries, management fees and other operating expenses paid likewise decreased, from $7,959,672 in 1997 to $7,883,854 in 1998 or 1.0%, primarily from increased accounts payable.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $2,234,306 for the nine month period ended September 30, 1998. Net cash provided from operations, after the payment of interest expense, during the nine months ended September 30, 1998 and 1997 was $2,269,457 and $1,330,926, respectively. Interest on the Pension Notes bears stated simple interest at 13% rate per annum, however is accrued under the effective interest method at a rate of approximately 9% per annum compounded quarterly, which totaled $4,748,950 and $4,527,205 for the nine months ended September 30, 1998 and 1997, respectively, but is paid based on a 7% pay rate. The remaining 6% unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $26,245,051 and $23,730,407 at September 30, 1998 and December 31, 1997,
respectively.

Capital expenditures increased $114,174 from $412,899 in 1997 to $527,073 in 1998. Capital improvement programs implemented at several of the properties during 1995 continued during 1996, 1997 and 1998.

Cash and cash equivalents at September 30, 1998 and December 31, 1997 amounted to $6,192,519 and $4,495,733, respectively.

Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Holders.

Since 1993, cash generated from operations has been sufficient to meet the Partnership's minimum interest payment requirements. Subsequent to the sale of the four Partnership properties, the General Partner anticipates making interest payments at the full 13% stated interest rate on the current outstanding Pension Notes. Should this occur, the Partnership estimates total unpaid interest and principal will approximate $33 million at December 31, 2001, the maturity date of the Pension Notes, which is far in excess of projected cash reserves. Accordingly, there will need to be very significant improvements or expansions and/or increases in the disposition dand/or refinancing valuesd of the remaining property to fund both the accrued interest and the face value of the Pension Notes upon their maturity. The Pension Notes will need to be paid in full before any funds would be available to the Assignee Holders

RESULTS OF OPERATIONS

The Partnership's net loss for the nine months ended September 30, 1998 includes rental operations from each of the Partnership's properties. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs and accrued Pension Note interest expense which are noncash in nature.

The Partnership incurred net income of $7,124,311 for the nine month period ending September 30, 1998 and a net loss of $2,641,242 for the nine months ending September 30, 1997. Net income (loss) per assignee interest is $164 and ($61) for the nine month period ending September 30, 1998 and 1997, respectively. Increased net income for the nine month period ending September 30, 1998 in comparison to the nine month period ending September 30, 1997 was principally due to the gain incurred on the sale of the properties. Rental income increased to $12,066,537 for the nine months ended September 30, 1998 from $11,312,802 for the same period in 1997, or approximately 6.7%, primarily as a result of rental rate increases and increased occupancies. Rental expenses increased to $9,312,241 from $9,141,751 for the nine month period ending September 30, 1998 and 1997, respectively, or 1.9%. Increased rental expense was primarily due to inflation and additional depreciation expense due to increased capital expenditures. Pension Note interest expense increased from $4,527,205 to $4,748,950 for the nine month period ending September 30, 1997 and 1998 respectively. Other expenses relating to Partnership administration decreased from $269,450 to $240,575 for the nine month periods ending September 30, 1997 and 1998, respectively.

For the three months ended September 30,1998 as compared with the three months ended September 30, 1997, the Partnership's revenue and expenses reflect the same variances as discussed above, with the exception that other expenses increased from $59,331 to $111,458 for the three month periods ending September 30, 1997 and 1998, respectively. The increase in other expenses was due to increased printing and legal costs.

As discussed previously, the Partnership performs an on-going evaluation of the individual carrying value of each of the rental properties. Based on the Partnership's evaluation of these carrying values at September 30, 1998, it was determined that no write-downs were warranted.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Partnership expects to substantially complete software reprogramming and software and hardware replacement no later than December 31, 1998, with 100% completion targeted for September 30, 1999. The Partnership presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

The Partnership has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Partnership's business.

The Partnership is not aware of any external agent with a Year 2000 Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of determining whether or ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership.

Management of the Partnership believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Partnership has completed most but not all necessary phases of its Year 2000 program. In the event that the Partnership does not complete the current program or any additional phases, the Partnership could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Partnership. The Partnership could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Partnership currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Partnership plans to evaluate the status of completion in early 1999 and determine whether such a plan is necessary.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable


PART II

ITEM 1.       LEGAL PROCEEDINGS

On October 28, 1998, the Partnership received notice that a complaint had been filed in Chancery Court in Delaware by an Interest holder in the Partnership against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint, which seeks class action status, alleges violations of the terms of the NHP Partnership Agreement in completing the transaction whereby four of the five properties in NHP were sold to Capital Senior Living Properties 2 - NHPCT, Inc. The complaint seeks rescission of the sale by the Partnership of the four properties and various other relief. The Partnership believes the complaint is without merit and intends to vigorously contest the complaint.

All other items not applicable.
------------------------------

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



                                   By:  /s/ Robert Lankford
                                        ----------------------------------------
                                        Robert Lankford
                                        President


                                   Date:    November 12, 1998