Form 10-K
period 1998-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1999-04-01
CIK 793730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
     ______________________

Commission file number 0-16815
                       -------

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         52-1453513
--------------------------------------------------------------------------------
(State or other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas                      75240
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               (972) 770-5600
Securities registered pursuant to Section 12(g) of the Act:       --------------

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

         Documents incorporated by reference.     None
                                                  ----
                                                                    Page 1 of 25
                                                                    ------------
                                                          Exhibit Index: Page 24

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
                          1998 Form 10-K Annual Report



                                TABLE OF CONTENTS


                                     PART I
                                     ------

                                                                                                        Page
                                                                                                        ----


Item 1.      Business                                                                                    1
Item 2.      Properties                                                                                  2
Item 3.      Legal Proceedings                                                                           3
Item 4.      Submission of Matters to a Vote of Security Holders                                         3


                                     PART II
                                     -------


Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership Matters                           4
Item 6.      Selected Financial Data                                                                     4
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                5
Item 8.      Financial Statements and Supplementary Data                                                 7
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                     21


                                    PART III
                                    --------

Item 10.     Directors and Executive Officers of the Registrant                                         22
Item 11.     Executive Compensation                                                                     23
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                                              23
Item 13.     Certain Relationships and Related Transactions                                             23

                                     PART IV
                                     -------

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            24


                                     PART I
                                     ------

Item 1.  Business
------   --------

         NHP Retirement Housing Partners I Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed under the Delaware Revised Uniform Limited Partnership Act as of March 10, 1986. On September 23, 1986, the Partnership commenced offering 25,000 Assignee Interests and 50,000 Pension Notes, both at a price of $1,000 per unit (the "Offering"). The Partnership subsequently exercised its right to increase the offering to 75,000 Assignee Interests and 100,000 Pension Notes. The offering was managed by NHP Real Estate Securities, Inc. and was terminated on September 22, 1987, with subscriptions for 42,711 Assignee Interests and 42,697 Pension Notes.

         The Assignee Interests were sold to taxable individuals or entities and represent assignments of limited partnership interests in the Partnership issued to NHP RHP-I Assignor Corporation ("Assignor Corporation"), a Delaware corporation, the assignor and sole limited partner. Pension Notes were sold to qualified profit-sharing, pension and other retirement trusts, bank commingled trust funds for such trusts, Keogh Plans and IRAs, government pension and retirement trusts, and other entities intended to be exempt from Federal taxation. The Pension Notes are obligations of the Partnership issued under a Trust Indenture between the Partnership and The National Bank of Washington ("NBW"), Washington, D.C., as Trustee, and have a preference over the Assignee Interests with respect to payment. In August 1990, the assets of NBW were purchased by Riggs National Bank, Washington, D.C. which became the successor trustee. In November 1996, Riggs National Bank transferred its trust operations to the Bank of New York, New York City, which claims to be the successor trustee.

         The original General Partner of the Partnership was NHP/RHGP-I Limited Partnership ("NHP/RHGP-I"), a Delaware limited partnership, and NHP/RHGP-I held a 2% interest as general partner in the Partnership. On December 19, 1991, NHP/RHGP-I executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. ("CRG"), a Texas corporation, for the transfer of its general partner interests in the Partnership. CRG assigned its rights under this purchase agreement to an affiliate, Capital Realty Group Senior Housing, Inc. ("CRGSH"), a Texas corporation. Effective January 1, 1992, CRGSH was selected by NHP/RHGP-I to manage the five Properties of the Partnership. Effective June 1, 1993, the Partnership entered into a Partnership Management Agreement with CRGSH to provide administrative services on behalf of the Partnership. This Partnership management agreement was terminated effective upon CRGSH becoming the substitute general partner.

         The substitution of CRGSH as sole general partner of the Partnership required the consent of 50% or more of the outstanding Assignee Interests, which had been issued by the Partnership and assigned by Assignor Corporation to the Assignee Holders. Under the Partnership Agreement, holders of the Pension Notes were not entitled to vote. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64% of the equity interests in the Partnership approved the election of CRGSH, as the replacement general partner of the Partnership. Effective January 23, 1995, CRGSH became the new sole general partner of the Partnership. CRGSH was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation ("Capital"). Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck. CRGSH assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. ("CSL"), a subsidiary of Capital Senior Living Corporation ("CSLC"), effective February 1, 1996.

         On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage ("Kamco"). In this capacity, Mr.

Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20% of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229. Phone number: (972) 404-7099.

         The Partnership's business is to operate residential rental properties for retirement age occupants (the Properties). The Partnership presently owns a 99.99% interest in one property. See Item 2. Properties for a description of this Property and the business plan for the Property.

         The Partnership did not have any employees as of December 31, 1998.


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

Item 2.  Properties
------   ----------

         On September 30, 1998, the Partnership sold four properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of CSLC, for $40,650,000. The four properties sold are the Atrium at Carmichael, Crosswood Oaks, The Heatherwood and the Veranda Club. After the sale, The Amberleigh is the only remaining property in which the Partnership has any interest. After payment of closing costs, the Partnership netted $322,652 in cash proceeds from the sale after $22,514,174 was allocated for partial redemption of Pension Notes, $15,703,636 allocated for partial payment of deferred interest on redeemed Pension Notes, and $413,188 for payment of current interest due on redeemed Pension Notes. The Partnership recognized a $9,249,174 gain on sale of those properties at September 30, 1998. In October, 1998, the Partnership recognized approximately $1,856,485 of additional interest expense paid on redeemed Pension Notes resulting from the difference between the stated interest rate of 13% on the Pension Notes and the accrued interest rate of approximately 9% recorded by the Partnership under the effective interest rate method. Due to the partial redemption of Pension Notes, the Partnership recognized $525,891 of losses on early extinguishment of debt relating to the write off of issuance and organization costs on Pension Notes that were redeemed. The partial redemption of Pension Notes will reduce the amount of deferred interest which will accrue on the Pension Notes

         The following is a schedule of the Property owned by the Partnership at December 31, 1998. The Amberleigh is owned by a limited partnership in which the Partnership is a 99.99% partner. The Amberleigh is encumbered by a mortgage for the benefit of the Pension Note holders.

                                                       Units Occupied                     Units Occupied
                                   Number            as a Percentage of                 as a Percentage of
          Property                   of              Total Units, as of                 Total Units, as of
        Name/Location               Units             December 31, 1998                  December 31, 1997
        -------------               -----             -----------------                  -----------------
The Amberleigh                       271                     95%                                97%
  At Woodstream Farms
  Williamsville, New York

         On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for expansion (the "Expansion") for $500,000 plus closing costs. Pending licensure and financing requirements, the land will be used in development of an 85 unit assisted living retirement facility.

         The cornerstones of the General Partner's business plan for continuing to improve the Partnership's remaining property, The Amberleigh, is to expand the services offered to residents to include special services and home health care programs, continued effective use of creative marketing techniques such as outreach to local hospitals and physicians continuing cost effective site operations and the development the Expansion. The introduction of special services and home health care is intended to accommodate the needs of residents as they age in place. Special services and home health care also tends to attract the well elderly to a community because they see the possibility of receiving assistance in their day-to-day living (e.g., bathing, dressing, eating and taking medication) without having to move to another facility at a difficult time. Thus, offering special services and home health care tends to attract more people who know they can stay for a longer period, with obvious benefits to the community's occupancy and resident turnover. The General Partner believes this philosophy provides an opportunity for improved operations at the remaining property. Additionally, the General Partner is considering the Expansion as an additional means to add to the residual value of the Partnership. There can be no assurance however, that licensure will be granted by the regulatory authorities in New York to allow this Expansion or that a lender will finance this development and at favorable rates.

         Due to the Partnership's goal to remain competitive in its real estate markets, the General Partner developed an ongoing capital improvement program that was implemented in 1994. The program generally includes painting of the building, replacement of carpet and curtains, purchase of new furniture and furniture refurbishment, and purchase of new equipment. Budgeted operational capital expenditures for 1999 are approximately $111,200. There is currently no firm commitment for the expansion.

Item 3.  Legal Proceedings
------   -----------------

         On or about October 23, 1998, an Interest holder filed a putative complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The General Partner of the Partnership believes the complaint is without merit and intends vigorously to defend itself in this action.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None.

                                     PART II
                                     -------

Item 5.  Market  for the  Registrant's  Pension  Notes and  Limited  Partnership
------   -----------------------------------------------------------------------
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

          (b) As of March 1, 1999, there were 2,348 registered holders of Assignee Interests and 3,159 registered holders of Pension Notes.

               As of March 1, 1999, Capital Senior Living Properties, Inc. had purchased approximately 14,131 Pension Notes, or approximately 33% of the Partnership's outstanding Pension Notes.

          (c) Each Pension Note bears stated interest in an amount equal to 13 percent per annum, 9 percent of which was subject to deferral through December 31, 1988 and 6 percent of which is subject to deferral thereafter. Interest is payable quarterly. Quarterly distributions of Cash Available for Distribution (as defined in the Partnership Agreement) are payable to Assignee Interest Holders within 60 days after the end of each three-month period, subject to the General Partner's right to restrict or suspend such distributions, if the General Partner, in its absolute discretion, determines that such restriction or suspension is in the best interests of the Partnership.

               For each of the years ended December 31, 1998, 1997 and 1996, interest paid to the Pension Note Holders as a group totaled $2,589,891, $2,987,040, and $2,995,574, respectively, per year.
               With respect to the fourth quarter of 1998, interest payments paid to Pension Note Holders on March 1, 1999 amounted to $355,661.

               No cash distributions were paid to the Assignee Interest Holders during 1998, 1997, or 1996. As presented in the Statement of Cash Flows (as excerpt below), cash and cash equivalents increased $1,325,567, $478,552 and $538,577 for the years ended December 31, 1998, 1997 and 1996 respectively. Future cash requirements have caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders.

Item 6.  Selected Financial Data
------   -----------------------

                                                                   Years Ended December 31,
                                            1998            1997             1996             1995             1994
                                            ----            ----             ----             ----             ----

Revenue                               $  13,746,088   $  15,548,138    $  14,488,099   $  14,020,626     $  13,445,022
                                      =============   =============    =============   =============     =============

Net Income (Loss)                     $   3,409,569   $  (3,522,917)   $  (3,574,668)  $  (3,690,549)    $  (3,773,975)
                                      =============   =============    =============   =============     =============


Net Income (Loss) per Assignee
Interest                              $          61   $         (81)   $         (82)  $         (85)    $         (87)
                                      =============   =============    =============   =============     =============


Total assets                          $  25,262,800   $  55,585,840    $  56,071,884   $  57,749,496     $  58,967,958
                                      =============   =============    =============   =============     =============

Long-term obligations -
   Pension Notes, and related
   interest payable                   $  33,300,689   $  66,402,407    $  63,353,172   $  60,573,461     $  58,039,450
                                      =============   =============    =============   =============     =============
Cash distributions per
   Assignee Interest                  $           0   $           0    $           0   $           0     $           0
                                      =============   =============    =============   =============     =============

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

       Income from rental operations increased to $3,402,021 from $3,166,234 and $2,706,587 for the years ended December 31, 1998, 1997, and 1996, respectively. Rental revenue decreased in 1998 to $13,746,088 from $15,548,138 in 1997 due to the sale of four properties on September 30, 1998. Rental expenses also decreased to $10,344,067 in 1998 from $12,381,904 in 1997 due to the sale of four properties on September 30, 1998. The Partnership's net income (loss) is $3,409,569, $(3,522,917), and $(3,574,668) for the years ended December 31,
1998, 1997 and 1996, respectively. Due to the sale of four properties on September 30, 1998, the Partnership recognized in 1998 a gain on sale of $9,249,174, a loss on early extinguishment of debt of $525,891, and additional interest expense on Pension Notes of $1,856,485 on the redeemed Notes.

       Rental revenue increased in 1997 to $15,548,138 from $14,488,099 in 1996, or an increase of 7.0%, primarily as a result of increased rental rates. Rental expenses also increased to $12,381,904 in 1997 from $11,781,512 in 1996, or an increase of 5.1%, reflecting increased costs in salaries, management fees, administration, depreciation, taxes and insurance, utilities, maintenance and food services.

Liquidity and Capital Resources
-------------------------------

       Net cash provided by operating activities during 1998 was $1,727,196, representing a significant improvement over 1997 and 1996 net cash provided by operating activities of $1,561,977 and $1,125,278, respectively. Rent collections decreased in 1998 to $13,401,008 from $15,239,499 in 1997 primarily due to the sale of four properties on September 30, 1998. Rental collections likewise increased from $14,244,537 in 1996 to $15,239,499 in 1997, or an increase of 7.0%, primarily from rental rate increases. Operating expenses paid decreased from $10,996,792 in 1997 to $9,448,442 in 1998 primarily due to the sale of four properties on September 30, 1998. Operating expenses paid slightly increased from $10,370,794 in 1996 to $10,996,792 in 1997, or an increase of 6.0%, reflecting increased costs in salaries, management fees, administration, depreciation, taxes and insurance, utilities, maintenance and food services. Interest paid was $2,589,891 in 1998, $2,987,040 in 1997 and $2,995,574 in 1996.

       For the years ended 1998, 1997 and 1996, cash generated from rental operations was sufficient to pay the base interest amount on the outstanding Pension Notes of $2,589,891, $2,987,040, and $2,995,574, respectively. Interest payments on the Pension Notes are accrued at a 13% rate, but are paid based on a 7% pay rate in 1998, 1997, and 1996. The remaining 6% unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes continues to be accrued and are due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 1998, amounted to $13,142,863. At the time of the maturity of the Pension Notes, if the Partnership continues to accrue the remaining 6%, total principal and accrued interest due will approximate $38 million.

       Cash and cash equivalents at December 31, 1998, amounted to $5,821,300 as compared to $4,495,733 at December 31, 1997. Cash required by operations, including interest on Pension Notes, has been funded by maturing short-term investments or available cash on hand. If operations do not improve significantly in the long-term, future funds may not be available to meet operating requirements and for full payment of the Pension Notes and accrued interest. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders.

       The Partnership Agreement does not specifically prohibit the Partnership from incurring additional mortgage indebtedness related to any Property by borrowing from banks and other institutional lenders in order to finance the acquisition and development of Properties. To the extent that financing is available at favorable rates and would be in the best interest of investors, the Partnership may obtain future financings for the Expansion

       If interest payments on the Pension Notes continue to be deferred at the current rate (see Note 6 to the financial statements), the total accrual for unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes. This is in excess of projected cash reserves. Accordingly, there will need to be improvements in cash flows from operations and/or increases in the disposition and refinancing values of the Property to fund both the accrued interest and the unpaid principal of the Pension Notes upon their maturity.

       Management's plans are to continue to manage the Property prudently to achieve positive cash flows from operations after interest payments.

Year 2000 Issue
---------------

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Partnership has substantially completed software reprogramming and software and hardware replacement by mid 1999, with 100% completion targeted for September 30, 1999. The Partnership presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

       The Partnership currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Partnership plans to evaluate the status of completion in mid 1999 and determine whether such a plan is necessary.

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk
-------   ---------------------------------------------------------

The Partnership believes any impact of market risk to the operations of the Partnership are immaterial.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

The financial statements and supplementary data of the Partnership are included on pages 8 through 21 of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statements of financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHP Retirement Housing Partners I Limited Partnership at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                Ernst & Young LLP
Dallas, Texas
February 5, 1999


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                       See notes to financial statements.


                                                                                    December 31,

                                                                           1998                       1997
                                                                           ----                       ----

                                 ASSETS (Note 6)
                                 ------
Cash and cash equivalents (Note 2)                                  $       5,821,300           $       4,495,733

Receivables                                                                    12,451                      31,892

Pension notes issuance costs (Note 1 and 4)                                   357,017                   1,009,842

Pension notes organization costs (Note 1 and 4)                                77,615                     215,326

Prepaid expenses                                                              140,590                     300,654

Rental property (Notes 1, 4 and 10):
   Land                                                                     2,391,705                   6,820,468

   Buildings and improvements, net of
     accumulated depreciation of $5,783,775
     in 1998 and $15,456,154 in 1997                                       16,457,649                  42,670,005

Other assets                                                                    4,473                      41,920
                                                                    -----------------           -----------------

Total assets                                                        $      25,262,800           $      55,585,840
                                                                    =================           =================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Liabilities:
   Accounts payable                                                 $         301,673           $         320,796
   Interest payable (Note 6)                                               13,142,863                  23,730,407
   Pension Notes (Note 6)                                                  20,157,826                  42,672,000
   Other liabilities (Note 2)                                                 332,144                     882,625
                                                                    -----------------           -----------------

                                                                           33,934,506                  67,605,828
                                                                    -----------------           -----------------

Contingencies (Note 12)

Partners' deficit (Notes 5 and 7):
   General Partner                                                           (849,832)                 (1,596,670)
   Assignee Limited Partner - 42,691
     investment units outstanding                                          (7,821,874)                (10,423,318)
                                                                    ------------------          -----------------

Total partners' deficit                                                    (8,671,706)                (12,019,988)
                                                                    -----------------           -----------------

Total liabilities and partners' deficit                             $      25,262,800           $      55,585,840
                                                                    =================           =================


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                       See notes to financial statements.


                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                      1998               1997              1996
                                                                      ----               ----              ----
REVENUES:
   Rental income                                                 $   13,381,567      $   15,243,028    $   14,241,055
   Interest income                                                      149,883              89,872            79,811
   Other income                                                         214,638             215,238           167,233
                                                                 --------------      --------------    --------------

                                                                     13,746,088          15,548,138        14,488,099
                                                                 --------------      --------------    --------------

COSTS AND EXPENSES:
   Salaries, related benefits and overhead reimbursements             3,318,570           3,984,975         3,825,002
(Note 3)
   Management fees, dietary fees and other services (Note 3)          1,235,020           1,432,813         1,350,502
   Administrative and marketing                                         552,944             778,400           754,504
   Utilities                                                            729,706             890,070           874,156
   Maintenance                                                          421,542             521,464           451,412
   Resident services, other than salaries                               230,693             296,468           297,794
   Food services, other than salaries                                 1,350,723           1,591,266         1,511,771
   Depreciation                                                       1,462,362           1,703,233         1,615,089
   Taxes and insurance                                                1,042,507           1,183,215         1,101,282
                                                                 --------------      --------------    --------------

                                                                     10,344,067          12,381,904        11,781,512
                                                                 --------------      --------------    --------------

INCOME FROM RENTAL OPERATIONS                                         3,402,021           3,166,234         2,706,587
                                                                 --------------      --------------    --------------

OTHER (INCOME) EXPENSES:
   Gain on sale (Note 4)                                             (9,249,174)                  0                 0
   Loss on early extinguishment of debt (Note 4)                        525,891                   0                 0
   Interest expense - pension notes (Note 6)                          8,119,171           6,036,275         5,775,285
   Amortization of pension notes issuance costs                         220,845             254,792           254,792
   Amortization of pension notes organization costs                      43,800              49,776            49,776
   Other expenses                                                       331,919             348,308           201,402
                                                                 --------------      --------------    --------------

                                                                         (7,548)          6,689,151         6,281,255
                                                                 --------------      --------------    --------------

NET  INCOME (LOSS)                                               $    3,409,569      $   (3,522,917)   $   (3,574,668)
                                                                 ==============      ==============    ==============

ALLOCATION OF NET  INCOME (LOSS):
General Partner                                                  $      808,125      $      (70,458)   $      (71,493)
Assignor Limited Partner                                              2,601,444          (3,452,459)       (3,503,175)
                                                                 --------------      --------------    --------------

                                                                 $    3,409,569      $   (3,522,917)   $   (3,574,668)
                                                                  =============      ==============    ==============

NET INCOME (LOSS) PER ASSIGNEE INTEREST                          $           61      $          (81)   $          (82)
                                                                  =============      ==============    ==============


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                     STATEMENTS OF PARTERS' EQUITY (DEFICIT)
                     ---------------------------------------


                       See notes to financial statements.

                                                                                Assignee
                                                                                 Limited
                                                      General Partner           Partners                Total
                                                      ---------------           --------                -----

Partners' deficit at December 31, 1995                $     (1,332,625)     $    (3,467,684)        $    (4,800,309)

Distributions                                                  (61,134)                   0                 (61,134)

Net Loss                                                       (71,493)          (3,503,175)             (3,574,668)
                                                      ----------------      ---------------         ---------------

Partners' deficit at December 31, 1996                      (1,465,252)          (6,970,859)             (8,436,111)

Distributions                                                  (60,960)                   0                 (60,960)

Net Loss                                                       (70,458)          (3,452,459)             (3,522,917)
                                                      ----------------      ---------------         ---------------

Partners' deficit at December 31, 1997                      (1,596,670)         (10,423,318)            (12,019,988)

Distributions                                                  (61,287)                   0                 (61,287)

Net Income                                                     808,125             2,601,444              3,409,569
                                                      ----------------    ------------------        ---------------

Partners' deficit at December 31, 1998                $       (849,832)     $    (7,821,874)        $    (8,671,706)
                                                      =================     ================        ===============


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                   1998                1997               1996
                                                                   ----                ----               ----

Cash flows from operating activities:

   Rent collections                                           $    13,401,008    $    15,239,499      $   14,244,537
   Interest received                                                  149,883             91,072              79,876
   Other income                                                       214,638            215,238             167,233
   Management fees, dietary fees and other services                (1,239,970)        (1,429,906)         (1,351,527)
   Salary, related benefits and overhead reimbursements            (3,440,465)        (3,971,789)         (3,816,530)
   Other operating expenses paid                                   (4,768,007)        (5,595,097)         (5,202,737)
   Interest paid                                                   (2,589,891)        (2,987,040)         (2,995,574)
                                                              ---------------    ---------------      --------------

   Net cash provided by operating activities                        1,727,196          1,561,977           1,125,278

Cash flows from investing activities:
   Proceeds from sale of properties                                38,540,462                  0                   0
   Capital expenditures                                              (662,994)        (1,022,465)           (525,567)
                                                              ---------------    ---------------      --------------


   Net cash used in investing activities                           37,877,468         (1,022,465)           (525,567)

Cash flows from financing activities:
    Payments on Pension Notes and deferred interest
payable                                                           (38,217,810)                 0                   0
   Distributions                                                      (61,287)           (60,960)            (61,134)
                                                              ----------------   ---------------      --------------

   Net cash used in financing activities                          (38,279,097)           (60,960)            (61,134)
                                                              ----------------   ---------------      --------------

Net increase in cash and cash equivalents                           1,325,567            478,552             538,577


Cash and cash equivalents at beginning of year                      4,495,733          4,017,181           3,478,604
                                                              ---------------    ---------------      --------------

Cash and cash equivalents at end of year                      $     5,821,300    $     4,495,733      $    4,017,181
                                                              ===============    ===============      ==============


                       See notes to financial statements.


                                                                             Year Ended December 31,

                                                                   1998                1997               1996
                                                                   ----                ----               ----

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:

Net Income (loss)                                             $     3,409,569    $    (3,522,917)     $   (3,574,668)
                                                              ---------------    ---------------      --------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Gain on sale of properties                                      (9,249,174)                 0                   0
   Loss on early extinguishment of debt                               525,891                  0                   0
   Depreciation                                                     1,462,362          1,703,233           1,615,089
   Amortization of pension notes organization costs                    43,800             49,776              49,776
   Amortization of pension notes issuance costs                       220,845            254,792             254,792
   Interest payable                                                 5,529,280          3,049,235           2,779,711

   Changes in operating assets and liabilities:
     Interest receivable                                                    0              1,200                  65
     Other assets and receivables                                      56,888             (6,397)            827,993
     Prepaid expenses                                                 138,755            (15,543)             (5,959)
     Accounts payable                                                 (19,123)           (15,650)           (254,782)
     Purchase installments                                                  0                  0            (552,000)
     Other liabilities                                               (391,897)            64,248             (14,739)
                                                              ---------------    ---------------      --------------

Net cash provided by operating activities                     $     1,727,196    $     1,561,977      $    1,125,278
                                                              ===============    ===============      ==============

                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           December 31, 1998 and 1997

1.       SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
         --------------------------------------------------------------
         POLICIES
         --------

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

                  A description of the Project owned indirectly and operated by the Partnership at December 31, 1998 is as follows:

                  The Amberleigh. This project is a 271 unit retirement living center located in Williamsville, New York. The facility was approximately 95% and 97% occupied at December 31, 1998 and 1997, respectively. On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for the Expansion for $500,000 plus closing costs. Pending licensure and financing requirements, the land will be used in development of an 85 unit assisted living retirement facility.

                  A description of the Projects owned directly and operated by the Partnership at December 31, 1997 and subsequently sold on September 30, 1998 (see Note 4) is as follows:

                  The Atrium of Carmichael. This project is a 153 unit retirement living center located in Sacramento, California. This facility was approximately 96% and 99% occupied at September 30, 1998 and December 31, 1997, respectively.

                  Crosswood Oaks. This project is a 122 unit retirement living center located in Sacramento, California. This facility was approximately 93% and 91% occupied at September 30, 1998 and December 31, 1997, respectively.

                  The Heatherwood. This project is a 160 unit retirement living center located in Southfield, Michigan. This facility was approximately 93% and 98% occupied at September 30, 1998 and December 31, 1997, respectively.

                  Veranda Club. This project is a 189 unit retirement living center located in Boca Raton, Florida. This facility was approximately 90% and 96% occupied at September 30, 1998 and December 31, 1997, respectively.

         Significant Accounting Policies
         -------------------------------

                  Organization costs related to the sale of Notes are being amortized using the straight line method over the term of the Notes. Accumulated amortization at December 31, 1998 and 1997 was $635,471 and

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

         $497,760, respectively. Offering and issuance costs related to the sale of Notes are being amortized using the straight line method over the term of the Notes. Accumulated amortization at December 31, 1998 and 1997 was $3,200,745 and $2,547,920, respectively. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Direct costs of acquisition, including acquisition fees and expenses paid to the General Partner, have been capitalized as part of buildings and improvements. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are performed.

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

                  The cost of rental property and their useful lives are summarized as follows:

                                                        Useful Life            1998                    1997
                                                        -----------            ----                    ----

                  Land                                                     $   2,391,705          $    6,820,468
                                                                           =============          ==============

                  Land improvements                       30 years                36,010                 91,318
                  Building and building improvements
                                                          30 years            21,407,807             55,239,208
                  Furniture and equipment                  5 years               691,587              2,795,633
                  Construction in process                        -               106,020                      0
                                                                           -------------          -------------
                                                                              22,241,424             58,126,159
                  Less-accumulated depreciation                               (5,783,775)           (15,456,154)
                                                                           -------------          -------------
                                                                           $  16,457,649          $  42,670,005
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

         New Accounting Pronouncements
         -----------------------------

                  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting Costs of Start-up Activities, which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will be adopting SOP 98-5 for the fiscal year ending December 31, 1999. The unamortized balance of pension notes organization costs as of December 31, 1998 of $77,615 will be written off as a cumulative effect of a change in accounting principle as of January 1, 1999. The Company estimates the impact of adopting this SOP will result in a reduction of 1999 earnings of approximately $77,615.


2.       CASH AND CASH EQUIVALENTS
         -------------------------

                  As of December 31, 1998 and 1997, cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

         agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

                  Cash and cash equivalents also includes $133,566 and $531,056 of tenant security deposits at December 31, 1998 and 1997, respectively, which are designated for the purpose of providing refunds to tenants upon move-out.

3.       TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES
         --------------------------------------------------------

                  The sole limited partner of the Partnership was NHP RHP-I Assignor Corporation, a Delaware corporation.

                  Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. ("CSL"), which, in 1997, became a subsidiary of Capital Senior Living Corporation. CSL received $1,239,970, $1,429,906, and $1,351,527 in 1998, 1997 and 1996, respectively, for management fees, dietary services fees and other operating expense reimbursements related to services provided to the Partnership.

                  Through January 22, 1995, the sole general partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I).

                  Personnel  working  at the  property  sites and  certain  home office personnel who perform services for the Partnership were employees of CSL, an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 1998, 1997 and 1996, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $3,440,465, $3,971,789, and $3,816,530, respectively.

                  During 1997, a former affiliate of the General Partner, Capital Senior Living Communities, L.P., purchased approximately 11,318 of Pension Notes, or approximately 30.74% of the Partnership's outstanding Pension Notes at an average price of $822 per Note. On November 3, 1997, Capital Senior Living Communities, L.P. sold its Pension Notes to Capital Senior Living Properties, Inc., at that time, an affiliate of the General Partner and a subsidiary of Capital Senior Living Corporation, at a price of $1,422 per Note. At December 31, 1998, Capital Senior Living Properties, Inc. holds 14,131 Pension Notes. Capital Senior Living Corporation is subject to the periodic reporting obligations of the Securities and Exchange Commission.

                  On June 10, 1998, the sole owner of the stock of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage ("Kamco"). In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20% of his compensation.

                  In  connection  with the sale of four  properties in 1998 (see
         Note 4), Capital Realty Group Brokerage, Inc. received $1,219,500 in brokerage fees.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.       ACQUISITION AND DISPOSITION OF PROPERTY AND REDEMPTION OF PENSION NOTES
         -----------------------------------------------------------------------

                  On September 30, 1998, the Partnership sold four properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of Capital Senior Living Corporation, for $40,650,000. The four properties sold are the Atrium at Carmichael, Crosswood Oaks, The Heatherwood and the Veranda Club. After the sale, The Amberleigh is the only remaining property in which the Partnership has any interest. After payment of closing costs, the Partnership netted $322,652 in cash proceeds from the sale after $22,514,174 was allocated for partial redemption of Pension Notes, $15,703,636 allocated for partial payment of deferred interest, and $413,188 for payment of current interest due on redeemed Pension Notes. The Partnership recognized a $9,249,174 gain on sale of those properties at September 30, 1998.

                  In October, 1998, the Partnership recognized approximately $1,856,485 of additional interest expense paid on redeemed Pension Notes resulting from the difference between the stated interest rate of 13% on the Pension Notes and the accrued interest rate of approximately 9% recorded by the Partnership under the effective interest rate method. Due to the partial redemption of Pension Notes, the Partnership recognized $525,891 of losses on early extinguishment of debt relating to the write off of issuance and organization costs on Pension Notes that were redeemed.

                  On November 5, 1997, the Partnership  purchased  approximately
         3.10 acres of land adjacent to The Amberleigh property for $500,000 plus closing costs. The land will be used in development of a 85 unit assisted living retirement facility. Pre-development costs of $106,020 have been incurred as of December 31, 1998.

5.       CASH DISTRIBUTION POLICIES
         --------------------------

                  The  Partnership  Agreement  allows for quarterly  payments of substantially all Cash Available For Distribution (as defined in the Partnership Agreement), subject to the following: (i) distributions to Assignee Holders may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interests of the Partnership; and (ii) all Assignee Holder distributions are subject to the payment of Partnership expenses, payments to Note Holders and maintenance of working capital reserves.

                  Distributions of Cash Available For Distribution are made in the following order of priority, to the extent available:

                  First, to the General Partner in an amount equal to 2 percent of Cash Available For Distribution Before Interest Payments for each quarterly cash distribution period.

                  Second, to the Interest Holders until the Interest Holders have received an amount equal to an aggregate annual non-compounded return of 10 percent on their adjusted capital contributions for each quarterly cash distribution period.

                  Third, to the General Partner, a Partnership Management Incentive Fee in an amount equal to 8 percent of Cash Available For Distribution Before Interest Payments for the fiscal year.

                  Fourth, the balance to the Interest Holders.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                  No distributions were paid to the Assignee Interest Holders during 1998, 1997 or 1996. Future cash requirements have caused the General Partner to determine it is not financially appropriate to make distributions to Assignee Interest holders.

                  Cash received from sales or refinancings of any Partnership Property, after retirement of applicable mortgage debt and the payment of all expenses related to the transaction and any payments of debt service on the Pension Notes including interest at a noncompounded rate of 13% per annum less any prior payments (see Note 6), is to be distributed in the following manner:

                  First, to the Assignee Interes Holders until their adjusted capital accounts are reduced to zero;

                  Second, to the Assignee Interest Holders until cumulative cash distributions received equal a 13% non-compounded return on their adjusted capital accounts, reduced by prior distributions;

                  Third, to the General Partner in the amount of a disposition fee of not more than 3 percent of sales price; and

                  Fourth, 85% to the Assignee Interest Holders and 15% to the General Partner.

                  Taxable net income or loss from operations is allocated to the Interest Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90% to the Assignee Holders as a class and 10% to the General Partner. For book purposes in 1998, the gain on sale of $9,249,174 was allocated 90% to the Assignee Holders as a class and 10% to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2% for 1998, 1997 and 1996 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. Accordingly, net income or loss for each of the three years in the period ended December 31, 1998 was allocated in the same manner.

                  The deficit balance in the Assignee Limited Partner account reflects their percentage interest in the Partnership's cumulative net losses, although there are no restoration requirements for the Assignee Limited Partner interest upon termination of the Partnership

6.       PENSION NOTES
         -------------

                  The Notes bear stated simple interest at a rate equal to 13% per annum. Payment of up to 9% of stated interest was subject to deferral through December 31, 1988 and payment of up to 6% of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9% per annum compounded quarterly. The approximate 9% effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13% versus the effective rate of approximately 9%, an additional liability of approximately $1,572,350 would be recorded at December 31, 1998 and future interest expense would be reduced by this amount. The Partnership made minimum interest payments of $2,589,891, $2,987,040 and $2,995,574 in 1998, 1997 and 1996, respectively, to Pension Note Holders. Relating to the sale of properties on September 30, 1998, the Partnership paid $22,514,174 for a partial redemption of Pension Notes, and paid $15,703,636 for a partial redemption of deferred interest. The

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

         Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets (see Note 9). The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 nor more than 60 days prior notice, at the election of the Partnership.

                  On September 30, 1998, NHP deposited investment securities into an irrevocable trust to complete a partial redemption of NHP's 13% Pension Notes.

7.       DISTRIBUTIONS TO PARTNERS
         -------------------------

                  During 1998, 1997 and 1996, the General Partner received distributions, representing 2% of the Cash Available For Distribution Before Interest Payments to the Pension Note Holders. The Partnership did not make a distribution to the holders of Assignee Interests during 1998, 1997 or 1996.

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

                  In the event funds are not sufficient to pay outstanding pension notes and deferred interest at maturity, income may be recognized to the Assignee Holders for any forgiven debt.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


         A reconciliation between financial statement net income (loss) and net income (loss) for tax purposes follows:

                                                                            Years Ended December 31,
                                                               ----------------------------------------------------

                                                                    1998              1997              1996
                                                                    ----              ----              ----

         Net (income) loss per financial statements             $ (3,409,569)    $  3,522,917       $  3,574,668

         Temporary differences in determining (income)
            losses for Federal income tax purposes:
               Gain on sale of properties                         (4,168,952)               -                  -
               Depreciation                                          289,778          617,872            667,874
               Amortization of start-up and marketing costs          (65,660)         (48,116)           (48,116)
               Interest expense - pension notes                    2,932,081       (3,136,298)        (2,903,363)
               Miscellaneous                                          76,426            5,966             37,148
                                                                ------------     ------------       ------------

         Net (income) loss per tax return                       $ (4,345,896)    $    962,341       $  1,328,211
                                                                ============     ============       ============

          The  basis  of  building   and   improvements,   net  of   accumulated
          depreciation, for Federal income tax purposes was $16,026,811 and $35,166,014 at December 31, 1998 and 1997, respectively.

9.       FUTURE OPERATIONS AND CASH FLOWS
         --------------------------------

                  Given the level of the Partnership's cash reserves at December 31, 1998, if the Partnership is unable to increase cash generated from operations over time, cash reserves may not be sufficient to satisfy future obligations of the Partnership.

                  If interest payments on the Pension Notes continue to be deferred at the current rate (see Note 6), the total accrual for unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves. Accordingly, there will need to be improvements in cash flows from operations and/or increases in the disposition and refinancing value of the Property to fund both the accrued interest and the face value of the Pension Notes upon their maturity.

                  Management plans to continue to manage the Property prudently to achieve positive cash flows from operations after interest payments.

10.      VALUATION OF RENTAL PROPERTY
         ----------------------------

                  In accordance with FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a shortfall exists, a write-down would be warranted based on the estimated shortfall of discounted cash flows. The Partnership performs such evaluations on an ongoing basis by comparing each property's net book value to the total estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed sale of the properties on December 31, 2001. Sales proceeds, net of an estimated 3% cost of disposal, are estimated using a 10% capitalization rate of the net operating income projected for each property for the year 2001. The

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

         Partnership, however, does not intend to sell the Amberleigh in the near future, but rather intends to continue to hold and operate it as rental property. The Partnership does not believe there are any indicators that would require an adjustment to the carrying value of its property or the remaining useful lives as of December 31, 1998.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS:
         -----------------------------------

                  The carrying amounts and fair values of financial instruments at December 31, 1998 and 1997 are as follows:

                                                            1998                                1997
                                                   -----------------------             -----------------------
                                                 Carrying            Fair             Carrying            Fair
                                                  Amount             Value             Amount            Value

         Cash and cash equivalents            $  5,821,300       $  5,821,300      $  4,495,733       $  4,495,733
         Pension Notes and accrued interest     20,157,826         25,528,411        42,672,000         60,714,122

         The following methods and assumptions were used by the General Partner in estimating its fair value disclosures for financial instruments:

                  Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

                  Pension Notes and accrued interest: The fair values of Pension Notes are based on discounted cash flows at December 31, 1998 and 1997.

12:      CONTINGENCIES
         -------------

                  On or about October 23, 1998, an Interest holder filed a putative complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends vigorously to defend itself in this action.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
------   -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

                  There  have  been  no  changes   in  or   disagreements   with
         accountants that are required to be reported herein.

                                    Part III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

                  (a). The Partnership has no directors, executive officers or significant employees of its own.

                  (b). On January 23, 1995, CRGSH became the sole general partner of the Partnership.

                  CRGSH is a privately owned corporation initially organized on December 1, 1988. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited partnerships of which it is the general partner. Prior to June 10, 1998, CRGSH was wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation ("Capital"), with its corporate headquarters in Dallas, Texas. Capital is owned 50% by James A. Stroud (through a trust) and 50% by Jeffrey L. Beck. On June 10, 1998, Capital Realty Group Corporation sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH.

                  The Partnership properties during 1994 and through February 1, 1995, were managed by CRGSH. On February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living ("CSL"), a subsidiary of Capital Senior Living Corporation.

                  The following are the directors and executive officers of CRGSH, the General Partner of the Partnership.

              Name                    Position
              ----                    --------
              Robert L. Lankford      President,  Retirement  Associates,  Inc.,
                                      sole  stockholder  of  CRGSH,  the General
                                      Partner
              Wayne R. Miller         Secretary, Retirement Associates, Inc.


               Robert L. Lankford, age 44. Mr. Lankford has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage ("Kamco"). In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20% of his compensation.

               Wayne R. Miller, age 49. Mr. Miller has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of Wayne R. Miller P.C.

               (c). Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Partnership pursuant to Rule 16a-3(c) of the Securities and Exchange Commission (SEC) rules, the Partnership is not aware of any failure of any officer or director of CRGSH or beneficial owner of more than ten percent of the Assignee Interests to file timely with the SEC any Forms 3, 4 or 5 relating to the Partnership for 1998.

Item 11.  Executive Compensation
-------   ----------------------

                NHP Retirement  Housing  Partners I Limited  Partnership  has no
              officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. The following is a summary of such fees paid or accrued during the year ended December 31, 1998:
              Paid or payable from operating cash flow:

                Cash  distributions  of $61,287 to the  General  Partner,  which represents 2% of Cash Available for Distribution Before Interest Payments to the Note Holders.

                Management  fees,  dietary  service  fees,  and other  operating expense reimbursements of $1,239,970 and salaries, related benefits and overhead reimbursements of $3,440,465, were paid to the General Partner and CSL, an affiliate of the General Partner until June 10, 1998.

              See Item 8.  Financial Statements and Supplementary Data.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

                No  person  is known by the  Partnership  to own more than 5% of
              Assignee Interests.

                As of March 1, 1999, a former  affiliate of the General Partner, has purchased approximately 14,131 Pension Notes, or approximately 33% of the Partnership's outstanding Pension Notes.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

                Except  as  described  in  Items  8  (Note  3 in  the  Financial
              Statements), 10, and 11 the Partnership had no other transactions or business relationships with NHP, CRGSH, or its affiliates.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

         (a)   Documents filed as part of this report:

               1. Financial Statements
                  --------------------

                  The financial statements, notes and reports listed below are included herein:
                                                                            Page
                                                                            ----
               Report of Ernst & Young LLP, Independent Auditors              8

               Statements of Financial Position,
                December 31, 1998 and 1997                                    9

               Statements of Operations for the Years
                Ended December 31, 1998, 1997 and 1996                       10

               Statements of Partners' Equity (Deficit)
                for the Years Ended December 31, 1998, 1997
                and 1996                                                     11

               Statements of Cash Flows for the
                Years Ended December 31, 1998, 1997 and 1996                 12

               Notes to Financial Statements                                 14


               2.  Financial Statement Schedules
                   -----------------------------

                All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

               3.  Exhibits
                   --------

                None.

                (b) Reports on Form 8-K
                    -------------------

                    On October 15, 1998,  Form 8-K was filed  regarding the sale of Partnership properties on September 30, 1998

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

                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                By: Capital Realty Group Senior Housing, Inc.
                    General Partner




               By:  /s/ Robert Lankford
                    -------------------------------------------
                    Robert Lankford
                    President