Form 10-Q
period 1999-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1999-05-17
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         Statements of Financial Position


                                                                        March 31, 1999               December 31, 1998
                                                                        --------------               -----------------
                                                                          (Unaudited)


                                            ASSETS
                                            ------

Cash and cash equivalents                                              $       5,723,863           $        5,821,300
Other receivables                                                                 15,685                       12,451
Pension notes issuance costs                                                     327,266                      357,017
Organization and offering costs                                                        -                       77,615
Prepaid expenses                                                                 224,663                      140,590
Rental property:
     Land                                                                      2,391,705                    2,391,705
     Building, net of accumulated depreciation of
     $5,925,894  in 1999 and $5,783,775 in 1998                               16,331,567                   16,457,649
Other assets                                                                       4,003                        4,473
                                                                       -----------------           ------------------

Total assets                                                           $      25,018,752           $       25,262,800
                                                                       =================           ==================



                                            LIABILITIES AND PARTNERS' DEFICIT
                                            ---------------------------------


Liabilities:
     Accounts payable                                                  $         272,647           $          301,673
     Interest payable                                                         13,561,268                   13,142,863
     Pension notes                                                            20,157,826                   20,157,826

     Other liabilities                                                           297,712                      332,144
                                                                       -----------------           ------------------

                                                                              34,289,453                   33,934,506
                                                                       -----------------           ------------------
Partners' deficit:
     General Partner                                                            (868,926)                    (849,832)
     Assignor Limited Partner-42,691 investment
        units outstanding                                                     (8,401,775)                  (7,821,874)
                                                                       ------------------          ------------------

Total partners' deficit                                                       (9,270,701)                  (8,671,706)
                                                                       ------------------          ------------------

Total liabilities and partners' deficit                                $       25,018,752          $      25,262,800
                                                                       ==================          ==================


                                        See notes to financial statements.



                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                              Statement of Operations
                                                    (Unaudited)


                                                                                     Three months ended March 31,

                                                                                    1999                      1998
                                                                                    ----                      ----

REVENUE:
     Rental income                                                          $       1,270,263         $       4,024,049
     Interest income                                                                   38,630                    28,289
     Other income                                                                      22,165                    62,697
                                                                            -----------------         -----------------

                                                                                    1,331,058                 4,115,035
                                                                            -----------------         -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                           270,703                 1,007,692
     Management fees, dietary fees and other services                                 121,373                   378,688
     Administrative and marketing                                                      34,583                   147,033
     Utilities                                                                         82,437                   255,854
     Maintenance                                                                       39,353                   115,573
     Resident services, other than salaries                                             9,321                    60,165
     Food services, other than salaries                                               124,643                   393,926
     Depreciation                                                                     142,119                   434,057
     Taxes and insurance                                                              135,717                   296,424
                                                                            -----------------         -----------------

                                                                                      960,249                 3,089,412
                                                                            -----------------         -----------------

INCOME FROM RENTAL OPERATIONS                                                         370,809                 1,025,623
                                                                            -----------------         -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                 774,066                 1,582,983
     Amortization of pension notes issuance costs                                      29,751                    63,698
     Amortization of organization and offering costs                                   77,615                    12,444
     Other                                                                             81,113                    71,873
                                                                            -----------------         -----------------

                                                                                      962,545                 1,730,998
                                                                            -----------------         -----------------

NET LOSS                                                                    $        (591,736)        $        (705,375)
                                                                            ==================        ==================

NET LOSS PER ASSIGNEE INTEREST                                              $             (14)        $             (17)
                                                                            ==================        ==================



                                        See notes to financial statements.


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                          Statement of Partners' Deficit
                                                    (Unaudited)




                                                                                         ASSIGNOR
                                                                                          LIMITED
                                                        GENERAL PARTNER                   PARTNER                  TOTAL
                                                        ---------------                  --------                  -----


Partners' deficit
   at December 31, 1998                                $         (849,832)           $    (7,821,874)        $     (8,671,706)

Distributions                                                      (7,259)                         -                   (7,259)

Net loss - Three months
   ended March 31, 1999                                           (11,835)                  (579,901)                (591,736)
                                                       -------------------           ---------------         ----------------

Partners' deficit
   at March 31, 1999                                   $         (868,926)           $    (8,401,775)        $     (9,270,701)
                                                       ===================           ===============         ================

Percentage interest
   at March 31, 1999                                            2%                          98%                     100%
                                                                ==                          ===                     ====




                                        See notes to financial statements.


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                             Statements of Cash Flows
                                                    (Unaudited)



                                                                                    Three months ended March 31

                                                                                  1999                        1998
                                                                                  ----                        ----

Cash flows from operating activities:
     Rent collections                                                      $      1,267,029            $      4,034,460
     Interest received                                                               38,630                      28,289
     Other income                                                                    22,165                      62,697
     Salary and related benefits                                                   (274,569)                 (1,013,955)
     Management fees, dietary fees
       and other services                                                          (122,008)                   (381,311)
     Other operating expenses paid                                                 (649,727)                 (1,276,016)
     Interest paid                                                                 (355,661)                   (752,734)
                                                                           -----------------           ----------------
     Net cash (used) provided by
       operating activities                                                         (74,141)                    701,430
                                                                           -----------------           ----------------
Cash flows from investing activities:
     Capital expenditures                                                           (16,037)                   (144,399)
                                                                           -----------------           ----------------
     Net cash used in investing activities                                          (16,037)                   (144,399)
                                                                           -----------------           ----------------
Cash flows from financing activities:
     Distributions                                                                   (7,259)                    (15,362)
                                                                           -----------------           ----------------
     Net cash used in financing activities                                           (7,259)                    (15,362)
                                                                           -----------------           ----------------
Net (decrease) increase in cash and
     cash equivalents                                                               (97,437)                    541,669

Cash and cash equivalents
     at beginning of period                                                       5,821,300                   4,495,733
                                                                           ----------------            ----------------
Cash and cash equivalents
     at end of period                                                      $      5,723,863            $      5,037,402
                                                                           ================            ================


                                        See notes to financial statements.


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                             Statements of Cash Flows

                                                    (Continued)




                                                                                   Three months Ended March 31,

                                                                                  1999                        1998
                                                                                  ----                        ----



RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:


Net loss                                                                   $       (591,736)             $       (705,375)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                 142,119                       434,057
       Amortization of organization
         and offering costs                                                          77,615                        12,444
       Amortization of pension notes
         issuance costs                                                              29,751                        63,698

Changes in operating assets and liabilities:
       Other assets and receivables                                                  (2,764)                       10,220
       Prepaid expenses                                                             (84,073)                       (8,684)
       Accounts payable                                                             (29,026)                       41,837
       Interest payable                                                             418,405                       830,249
       Other liabilities                                                            (34,432)                       22,984
                                                                           -----------------             ----------------

           Total adjustments                                                        517,595                     1,406,805
                                                                           ----------------              ----------------

Net cash (used) provided by
  operating activities                                                     $        (74,141)             $        701,430
                                                                           =================             ================


                                        See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 1999


(1)    ACCOUNTING POLICIES

       Nature of Business

       NHP Retirement Housing Partners I Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on March 10, 1986. The Partnership was formed for the purpose of raising capital by issuing both Pension Notes ("Pension Notes") to tax-exempt investors and selling additional partnership interests in the form of Assignee Interests ("Interests") to taxable individuals. Interests represent assignments of the limited partnership interests of the Partnership issued to the Assignor Limited Partner, NHP RHP-I Assignor Corporation. The proceeds from the sale of the Pension Notes and Interests have been invested in residential rental properties for retirement age occupants.

       Basis of Presentation

       The accompanying balance sheet as of December 31, 1998, has been derived from audited financial statements of the Partnership for the year ended December 31, 1998, and the accompanying unaudited financial statements, as of March 31, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commmission. Certain
       information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

       In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1999 and 1998, results of operations, changes in Partner's deficit and cash flows for three month periods ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.



(2)    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE
       GENERAL PARTNER

       Until January 23, 1995, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP-1). Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) has become the new sole general partner of the Partnership and NHP/RHGP-I has withdrawn as general partner.

       On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

     As discussed below, in Note 4, on September 30, 1998, the Partnership sold its four wholly owned properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of Capital Senior Living Corporation ("CSLC"), for $40,650,000. An independent third party appraiser valued the assets at $40,425,000. In connection with this sale of properties, Capital Realty Group Brokerage, Inc., an affiliate of CSLC, and an affiliate of CRGSH until June 30, 1998, received $1,219,500 in brokerage fees.

     Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended
     March 31,  1999 and  1998,  were  $286,075  and  $1,007,692,  respectively.
     Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 1999 and 1998, were 121,373 and $378,688, respectively.

     Distributions of $7,259 were made to the General Partner during the three months ended March 31, 1999.

(3)  VALUATION OF RENTAL PROPERTY

     Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 1999, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

(4)  DISPOSITION OF RENTAL PROPERTY

     On September 30, 1998, the Partnership sold four properties to Capital Senior Living Properties 2-NHPCT, Inc., a wholly owned subsidiary of CSLC, for $40,650,000. The four properties sold were the Atrium at Carmichael, Crosswood Oaks, The Heatherwood and the Veranda Club. After the sale, The Amberleigh is the only remaining property in which the Partnership has any interest. After payment of closing costs, the Partnership netted $322,652 in cash proceeds from the sale after $22,514,174 was allocated for partial redemption of Pension Notes, $15,703,636 allocated for partial payment of deferred interest on the redeemed Pension Notes, and $413,188 for payment of current interest due on redeemed Pension Notes. The Partnership recognized a $9,249,174 gain on sale of those properties at September 30, 1998.

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

(5)    LEGAL PROCEEDINGS

       On or about October 23, 1998, an Interest holder filed a putative complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9% partnership interest.


                                     Available         March 31         March 31
                                       Units             1999             1998
                                       -----             ----             ----

The Amberleigh                          271               92%              95%
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

Rent collections for the three month period decreased to $1,267,029 in 1999 from $4,034,460 in 1998. Salaries, management fees and other operating expenses paid likewise decreased, from $2,671,282 in 1998 to $1,046,304 in 1999. Decreases in both rent collections and operating expenses were due to the sale of the four Partnership properties on September 30, 1998.

Cash generated from rental operations prior to the payment of interest expense was insufficient to pay all of the interest on the Pension Notes currently payable, which was $355,661 for the three month period ended March 31, 1999. Net cash (used) provided from operations, after the payment of interest expense, during the three months ended March 31, 1999 and 1998 was ($74,141) and $701,430, respectively. Interest on the Pension Notes bears stated simple interest at 13% rate per annum, and is paid on a 7% rate per annum, however it is accrued under the effective interest method at a rate of approximately 9% per annum compounded quarterly, which totaled $774,066 and $1,582,983 for the three months ended March 31, 1999 and 1998, respectively. The remaining 6% unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $13,561,268 and $13,142,863 at March 31, 1999 and December 31, 1998,
respectively.

Capital expenditures decreased $128,362 from $144,399 in 1998 to $16,037 in 1999 due to the sale of four Partnership properties.

Cash and cash equivalents at March 31, 1999 and December 31, 1998 amounted to $5,723,863 and $5,821,300, respectively.

Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Holders.


Since 1993, cash generated from operations has been sufficient to meet the Partnership's minimum interest payment requirements with exception of the current quarter ending March 31, 1999. The Partnership estimates total unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves. Accordingly, the disposition and/or refinancing value of the remaining property will need to be sufficient to fund the amount in excess of projected cash reserves on the Pension Notes upon their maturity. Additionally, the General Partner is considering the Expansion as an additional means to add to the residual value of the Partnership. There can be no assurance however, that licensure will be granted by the regulatory authorities in New York to allow this Expansion or that a lender will finance this development and at favorable rates.

RESULTS OF OPERATIONS
---------------------

The Partnership's net loss for the three months ended March 31, 1999 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs, and accrued Pension Note interest expense, which are noncash in nature.

The Partnership net loss decreased from $705,375 to $591,736 for the three month period ending March 31, 1998 and 1999, respectively. Net loss per assignee interest decreased from $17 to $14 for the three month period ending March 31, 1998 and 1999, respectively. The decrease in the Partnership's net loss was principally due to decreased interest expense resulting from the partial redemption of pension notes in 1998. Total revenues for the three month period decreased from $4,115,035 in 1998 to $1,331,058 in 1999. Total operating costs and expenses likewise decreased from $3,089,412 in 1998 to $960,249 in 1999. Decreases in both revenues and operating costs were due to the sale of the four Partnership properties on September 30, 1998. Pension Note interest expense decreased from $1,582,983 to $774,066 for the three month period ending March 31, 1998 and 1999, respectively, due to the partial redemption of Pension Notes in 1998. Amortization of Pension Note issuance costs decreased from $63,698 to $29,751 for the three month period ending March 31, 1998 and 1999, respectively, due to the write off of certain issuance costs upon redemption of the Pension Notes in 1998. Amortization of organization and offering costs increased from $12,444 to $77,615 for the three month period ending March 31, 1998 and 1999, respectively, due to the write off of $68,599 in organization costs required under the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting Costs of Start-up Activities. Other expenses relating to Partnership administration increased from $71,873 to $81,113 for the three month period ending March 31, 1998 and 1999, respectively, due to increased professional fees.


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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

The Partnership's primary market risk exposure is from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments. The cash equivalent short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

PART II

ITEM 1.           LEGAL PROCEEDINGS

On or about October 23, 1998, an Interest holder filed a putative complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action.

All other items are not applicable.
----------------------------------

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

           (A) Exhibit:

                  27.1     Financial Data Schedule


           (B) Reports on Form 8-K

                  None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NHP Retirement Housing Partners I Limited Partnership


                           by: Capital Realty Group Senior Housing, Inc. General Partner



                                         By:
                                             /s/ Robert Langford, President
                                             -----------------------------------
                                             Robert Lankford
                                             President


                                         Date:    May 13, 1999