Form 10-Q
period 1999-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1999-08-13
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL POSITION

                                                                         June 30, 1999              December 31, 1998
                                                                         -------------              -----------------
                                                                          (Unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents                                              $       5,712,130           $        5,821,300
Other receivables                                                                  8,829                       12,451
Pension notes issuance costs                                                     297,515                      357,017
Organization and offering costs                                                        -                       77,615
Prepaid expenses                                                                 107,018                      140,590
Rental property:
     Land                                                                      2,391,705                    2,391,705
     Building, net of accumulated depreciation of
     $6,068,558 in 1999 and $5,783,775 in 1998                                16,208,543                   16,457,649
Other assets                                                                       4,503                        4,473
                                                                       -----------------           ------------------

Total assets                                                           $      24,730,243           $       25,262,800
                                                                       =================           ==================


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable                                                  $         152,915           $          301,673
     Interest payable                                                         13,989,467                   13,142,863
     Pension notes                                                            20,157,826                   20,157,826
     Other liabilities                                                           296,176                      332,144
                                                                       -----------------           ------------------

                                                                              34,596,384                   33,934,506
                                                                       -----------------           ------------------
Partners' deficit:
     General Partner                                                            (887,792)                    (849,832)
     Assignor Limited Partner-42,691 investment
        units outstanding                                                     (8,978,349)                  (7,821,874)
                                                                       -----------------           ------------------

Total partners' deficit                                                       (9,866,141)                  (8,671,706)
                                                                       -----------------           ------------------

Total liabilities and partners' deficit                                $      24,730,243           $       25,262,800
                                                                       =================           ==================


                       See notes to financial statements.
                                       1


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three months ended June 30,
                                                                                     1999                    1998
                                                                                     ----                    ----
REVENUE:
     Rental income                                                           $       1,281,019       $       4,031,647
     Interest income                                                                    43,801                  39,653
     Other income                                                                       18,730                  72,230
                                                                             -----------------       -----------------

                                                                                     1,343,550               4,143,530
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            269,105               1,021,388
     Management fees, dietary fees and other services                                  117,468                 384,177
     Administrative and marketing                                                       53,176                 147,428
     Utilities                                                                          63,891                 219,955
     Maintenance                                                                        52,799                 131,993
     Resident services, other than salaries                                             11,147                  75,792
     Food services, other than salaries                                                127,896                 404,555
     Depreciation                                                                      142,664                 440,253
     Taxes and insurance                                                               129,533                 291,474
                                                                             -----------------       -----------------

                                                                                       967,679               3,117,015
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          375,871               1,026,515
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  776,129               1,582,983
     Amortization of pension notes issuance costs                                       29,751                  63,698
     Amortization of organization and offering costs                                         -                  12,444
     Other                                                                             158,332                  57,244
                                                                             -----------------       -----------------

                                                                                       964,212               1,716,369
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (588,341)      $        (689,854)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (14)      $             (16)
                                                                             =================       =================


                       See notes to financial statements.



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Six months ended June 30,
                                                                                     1999                    1998
                                                                                     ----                    ----
REVENUE:
     Rental income                                                           $       2,551,282       $       8,055,696
     Interest income                                                                    82,431                  67,942
     Other income                                                                       40,895                 134,927
                                                                             -----------------       -----------------

                                                                                     2,674,608               8,258,565
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            539,808               2,029,080
     Management fees, dietary fees and other services                                  238,841                 762,865
     Administrative and marketing                                                       87,759                 294,461
     Utilities                                                                         146,328                 475,809
     Maintenance                                                                        92,152                 247,566
     Resident services, other than salaries                                             20,468                 135,957
     Food services, other than salaries                                                252,539                 798,481
     Depreciation                                                                      284,783                 874,310
     Taxes and insurance                                                               265,250                 587,898
                                                                             -----------------       -----------------

                                                                                     1,927,928               6,206,427
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          746,680               2,052,138
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                1,550,195               3,165,966
     Amortization of pension notes issuance costs                                       59,502                 127,396
     Amortization of organization and offering costs                                    77,615                  24,888
     Other                                                                             239,445                 129,117
                                                                             -----------------       -----------------

                                                                                     1,926,757               3,447,367
                                                                             -----------------       -----------------

NET LOSS                                                                     $      (1,180,077)      $      (1,395,229)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (28)      $             (33)
                                                                             =================       =================


                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)



                                                                                    ASSIGNOR LIMITED
                                                        GENERAL PARTNER                  PARTNER                TOTAL
                                                        ---------------             ----------------            -----
Partners' deficit
   at December 31, 1998                                $         (849,832)           $   (7,821,874)       $   (8,671,706)

Distributions                                                     (14,358)                        -               (14,358)

Net loss - Six months
   ended June 30, 1999                                            (23,602)               (1,156,475)           (1,180,077)
                                                       ------------------            --------------        --------------
Partners' deficit
   at June 30, 1999                                    $         (887,792)           $   (8,978,349)       $   (9,866,141)
                                                       ==================            ==============        ==============
Percentage interest
   at June 30, 1999                                                     2%                        98%                   100%
                                                                        ==                        ===                   ====

                       See notes to financial statements.
                                       4


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six months ended June 30
                                                                                  1999                      1998
                                                                                  ----                      ----
Cash flows from operating activities:
     Rent collections                                                       $      2,554,904          $      8,077,238
     Interest received                                                                82,431                    67,942
     Other income                                                                     40,895                   134,927
     Salary and related benefits                                                    (542,082)               (2,040,950)
     Management fees, dietary fees
       and other services                                                           (241,472)                 (770,054)
     Other operating expenses paid                                                (1,250,220)               (2,330,144)
     Interest paid                                                                  (703,591)               (1,489,252)
                                                                            ----------------          ----------------

     Net cash (used) provided by
       operating activities                                                          (59,135)                1,649,707
                                                                            ----------------          ----------------

Cash flows from investing activities:
     Capital expenditures                                                            (35,677)                 (362,359)
                                                                            ----------------          ----------------

     Net cash used in investing activities                                           (35,677)                 (362,359)
                                                                            ----------------          ----------------

Cash flows from financing activities:
     Distributions                                                                   (14,358)                  (30,393)
                                                                            ----------------          ----------------

     Net cash used in financing activities                                           (14,358)                  (30,393)
                                                                            ----------------          ----------------

Net (decrease) increase in cash and
     cash equivalents                                                               (109,170)                1,256,955

Cash and cash equivalents
     at beginning of period                                                        5,821,300                 4,495,733
                                                                            ----------------          ----------------

Cash and cash equivalents
     at end of period                                                       $      5,712,130          $      5,752,688
                                                                            ================          ================


                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)



                                                                                      Six months Ended June 30,
                                                                                  1999                       1998
                                                                                  ----                       ----
RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                                    $     (1,180,077)           $     (1,395,229)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                  284,783                     874,310
       Amortization of organization
         and offering costs                                                           77,615                      24,888
       Amortization of pension notes
         issuance costs                                                               59,502                     127,396

Changes in operating assets and liabilities:
       Other assets and receivables                                                    3,592                      22,788
       Prepaid expenses                                                               33,572                     169,941
       Accounts payable                                                             (148,758)                      9,482
       Interest payable                                                              846,604                   1,676,714
       Other liabilities                                                             (35,968)                    139,417
                                                                            ----------------            ----------------

           Total adjustments                                                       1,120,942                   3,044,936
                                                                            ----------------            ----------------

Net cash (used) provided by
  operating activities                                                      $        (59,135)           $      1,649,707
                                                                            ================            ================


                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

       BASIS OF PRESENTATION

       The accompanying balance sheet as of December 31, 1998, has been derived from audited financial statements of the Partnership for the year ended December 31, 1998, and the accompanying unaudited financial statements, as of June 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commmission. Certain
       information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about March 31, 1999.

       In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1999 and 1998, results of operations, changes in Partner's deficit and cash flows for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.



(2)    TRANSACTIONS  WITH  THE  GENERAL  PARTNER  AND  AFFILIATES OF THE GENERAL
       PARTNER

       Until January 23, 1995, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP-1). Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the new sole general partner of the Partnership.

       On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group

       Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with affiliates of Capital Senior Living Corporation.

       As discussed below, in Note 4, on September 30, 1998, the Partnership sold its four wholly owned properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of Capital Senior Living Corporation ("CSLC"), for $40,650,000. An independent third-party appraiser valued the assets at $40,425,000. In connection with this sale of properties, Capital Realty Group Brokerage, Inc., an affiliate of CSLC, and an affiliate of CRGSH until June 10, 1998, received $1,219,500 in brokerage fees.

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 10, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 1999 and 1998, were $291,822 and $1,021,388, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 1999 and 1998, were $117,468 and $384,178, respectively.

       Distributions of $14,358 were made to the General Partner during the six months ended June 30, 1999.

(3)    IMPAIRMENT OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the six months ended June 30, 1999, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

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

(5)    LEGAL PROCEEDINGS

       On or about October 23, 1998, an Interest holder filed a class action putative complaint on behalf of certain holders of Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and is vigorously defending itself in this action. The Partnership has filed a Motion to Dismiss in this case, which is pending.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9% partnership interest.


                                                                   Available              June 30             June 30
                                                                     Units                  1999               1998
                                                                     -----                  ----               ----
The Amberleigh                                                        271                    91%                97%
         At Woodstream Farms
         Williamsville, New York

On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for potential future expansion (the "Expansion") for $500,000 plus closing costs. The General Partner is considering the Expansion as an additional means to add to the residual value of the Partnership. This Expansion would also preclude competitors or other potential purchasers of the site from blocking visibility of the existing facility to the main vehicular trafficway. If the Partnership decides to proceed with the Expansion, there can be no assurance however, that licensure will be granted by the regulatory authorities in New York to allow this Expansion or that a lender will finance this development and at favorable rates.

Rent collections for the six-month period decreased to $2,554,904 in 1999 from $8,077,238 in 1998. Salaries, management fees and other operating expenses paid likewise decreased, from $5,141,148 in 1998 to $2,033,774 in 1999. Decreases in both rent collections and operating expenses were due to the sale of the four Partnership properties on September 30, 1998.

Cash generated from rental operations prior to the payment of interest expense was insufficient to pay all of the interest on the Pension Notes currently payable, which was $703,591 for the six-month period ended June 30, 1999. Net cash (used) provided from operations, after the payment of interest expense, during the six months ended June 30, 1999 and 1998 was $(59,135) and $1,649,707, respectively. Interest on the Pension Notes bears stated simple interest at 13% rate per annum, and is paid on a 7% rate per annum. It is accrued, however, under the effective interest method at a rate of approximately 9% per annum compounded quarterly, which totaled $1,550,195 and $3,165,966 for the six months ended June 30, 1999 and 1998, respectively. The remaining 6% unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $13,989,467 and $13,142,863 at June 30, 1999 and December 31, 1998, respectively.

Capital expenditures decreased $326,682 from $362,359 in 1998 to $35,677 in 1999 due to the sale of four Partnership properties.

Cash and cash equivalents at June 30, 1999 and December 31, 1998 amounted to $5,712,130 and $5,821,300, respectively.

Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Interest holders.

Since 1993, cash generated from operations has been sufficient to meet the Partnership's minimum interest payment requirements with exception of the current quarter ending June 30, 1999. The Partnership estimates total unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves at that time. Accordingly, the disposition and/or refinancing value of the remaining property will need to be sufficient to fund the amount in excess of projected cash reserves on the Pension Notes upon their maturity. Additionally, the General Partner is considering the Expansion as an additional means to add to the residual value of the Partnership. If the Partnership decides to proceed with the Expansion, there can be no assurance however, that licensure will be granted by the regulatory authorities in New York to allow this Expansion or that a lender will finance this development and at favorable rates.

RESULTS OF OPERATIONS
---------------------

The Partnership's net loss for the six months ended June 30, 1999 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs, and accrued Pension Note interest expense, which are noncash in nature.

The Partnership net loss decreased from $1,395,229 to $1,180,077 for the six-month period ending June 30, 1998 and 1999, respectively. Net loss per Interest decreased from $33 to $28 for the six-month period ending June 30, 1998 and 1999, respectively. The decrease in the Partnership's net loss was principally due to decreased interest expense resulting from the partial redemption of Pension Notes in 1998. Total revenues for the six-month period decreased from $8,258,565 in 1998 to $2,674,608 in 1999. Total operating costs and expenses likewise decreased from $6,206,427 in 1998 to $1,927,928 in 1999. Decreases in both revenues and operating costs were due to the sale of the four Partnership properties on September 30, 1998. Pension Notes interest expense decreased from $3,165,966 to $1,550,195 for the six-month period ending June 30, 1998 and 1999, respectively, due to the partial redemption of Pension Notes in 1998. Amortization of Pension Notes issuance costs decreased from $127,396 to $59,502 for the six-month period ending June 30, 1998 and 1999, respectively, due to the write off of certain issuance costs upon redemption of the Pension Notes in 1998. Amortization of organization and offering costs increased from $24,888 to $77,615 for the six-month period ending June 30, 1998 and 1999, respectively, due to the write off of $68,599 in organization costs required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-up Activities. Other expenses relating to Partnership administration increased from $129,117 to $239,445 for the six-month period ending June 30, 1998 and 1999, respectively, due to increased professional fees, due primarily to the litigation.


YEAR 2000 ISSUE
---------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Partnership substantially completed software reprogramming and software and hardware replacement by December 31, 1998, with 100% completion targeted for September 30, 1999. The Partnership presently believes that these modifications and replacements of existing software and certain hardware will substantially mitigate any Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On or about October 23, 1998, an Interests holder filed a putative complaint on behalf of certain holders of Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interests holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action.

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


                                    Date:    August 13, 1999