Form 10-Q
period 1999-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 1999-11-15
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-16815

                        NHP RETIREMENT HOUSING PARTNERS I
                               LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                      52-1453513
(State of other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                              (Identification No.)


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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                            September 30, 1999           December 31, 1998
                                                                            ------------------           -----------------
                                                                               (Unaudited)
ASSETS

Cash and cash equivalents                                                  $   5,474,425               $    5,821,300
Other receivables                                                                 11,079                       12,451
Pension notes issuance costs                                                     267,764                      357,017
Organization and offering costs                                                        -                       77,615
Prepaid expenses                                                                 219,957                      140,590
Rental property
     Land                                                                      2,391,705                    2,391,705
     Building, net of accumulated depreciation of
     $6,212,052 in 1999 and $5,783,775 in 1998                                16,100,564                   16,457,649
Other assets                                                                       3,973                        4,473
                                                                           -------------               --------------

Total assets                                                               $  24,469,467               $   25,262,800
                                                                           =============               ==============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
     Accounts payable                                                      $     169,220               $      301,673
     Interest payable                                                         14,430,586                   13,142,863
     Pension notes                                                            20,157,826                   20,157,826
     Other liabilities                                                           289,446                      332,144
                                                                           -------------               --------------

                                                                              35,047,078                   33,934,506
                                                                           -------------               --------------
Partners' deficit
     General partner                                                            (909,057)                    (849,832)
     Assignor limited partners--42,691 investment
        units outstanding                                                     (9,668,554)                  (7,821,874)
                                                                           -------------               --------------

Total partners' deficit                                                      (10,577,611)                  (8,671,706)
                                                                           -------------               --------------

Total liabilities and partners' deficit                                    $  24,469,467               $   25,262,800
                                                                           =============               ==============

                       See notes to financial statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                                                    Three-months ended September 30,
                                                                                      1999                    1998
                                                                                      ----                    ----
REVENUE
     Rental income                                                                $  1,252,796            $  4,010,841
     Interest income                                                                    51,403                  48,401
     Other income                                                                       15,925                  60,585
                                                                                  ------------            ------------

                                                                                     1,320,124               4,119,827
                                                                                  ------------            ------------

COSTS AND EXPENSES
     Salaries, related benefits and overhead reimbursements                            275,409               1,037,307
     Management fees, dietary fees and other services                                  144,281                 388,174
     Administrative and marketing                                                       33,558                 133,268
     Utilities                                                                          56,371                 211,770
     Maintenance                                                                        43,845                 129,633
     Resident services, other than salaries                                             12,013                  80,619
     Food services, other than salaries                                                133,511                 415,236
     Depreciation                                                                      143,494                 446,800
     Taxes and insurance                                                               123,697                 263,007
                                                                                  ------------            ------------

                                                                                       966,179               3,105,814
                                                                                  ------------            ------------

INCOME FROM RENTAL OPERATIONS                                                          353,945               1,014,013
                                                                                  ------------            ------------

OTHER INCOME (EXPENSES)
     Gain on sale of properties                                                              -               9,276,111
     Interest expense -- pension notes                                                (803,291)             (1,582,984)
     Amortization of pension notes issuance costs                                      (29,751)                (63,698)
     Amortization of organization and offering costs                                         -                 (12,444)
     Other                                                                            (225,193)               (111,458)
                                                                                  ------------            ------------

                                                                                    (1,058,235)              7,505,527
                                                                                  ------------            ------------

NET (LOSS) INCOME                                                                 $   (704,290)           $  8,519,540
                                                                                  ============            ============

NET (LOSS) INCOME PER ASSIGNEE INTEREST                                           $        (16)           $        196
                                                                                  ============            ============



                       See notes to financial statements



                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                                                    Nine-months ended September 30,
                                                                                      1999                    1998
                                                                                      ----                    ----
REVENUE
     Rental income                                                                $  3,804,078            $ 12,066,537
     Interest income                                                                   133,834                 116,343
     Other income                                                                       56,820                 195,512
                                                                                  ------------            ------------

                                                                                     3,994,732              12,378,392
                                                                                  ------------            ------------

COSTS AND EXPENSES
     Salaries, related benefits and overhead reimbursements                            815,217               3,066,387
     Management fees, dietary fees and other services                                  383,122               1,151,039
     Administrative and marketing                                                      121,317                 427,729
     Utilities                                                                         202,699                 687,579
     Maintenance                                                                       135,997                 377,199
     Resident services, other than salaries                                             32,481                 216,576
     Food services, other than salaries                                                386,050               1,213,717
     Depreciation                                                                      428,277               1,321,110
     Taxes and insurance                                                               388,947                 850,905
                                                                                  ------------            ------------

                                                                                     2,894,107               9,312,241
                                                                                  ------------            ------------

INCOME FROM RENTAL OPERATIONS                                                        1,100,625               3,066,151
                                                                                  ------------            ------------

OTHER INCOME (EXPENSES)
     Gain on sale of properties                                                              -               9,276,111
     Interest expense -- pension notes                                              (2,353,486)             (4,748,950)
     Amortization of pension notes issuance costs                                      (89,253)               (191,094)
     Amortization of organization and offering costs                                   (77,615)                (37,332)
     Other                                                                            (464,638)               (240,575)
                                                                                  ------------            ------------

                                                                                    (2,984,992)              4,058,160
                                                                                  ------------            ------------

NET (LOSS) INCOME                                                                 $ (1,884,367)           $  7,124,311
                                                                                  ============            ============

NET (LOSS) INCOME PER ASSIGNEE INTEREST                                           $        (43)           $        164
                                                                                  ============            ============

                       See notes to financial statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                    CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                                    (UNAUDITED)



                                                                                ASSIGNOR LIMITED
                                                             GENERAL PARTNER        PARTNER                TOTAL
                                                             ---------------    ----------------           -----
Partners' deficit
   at December 31, 1998                                       $  (849,832)      $ (7,821,874)          $  (8,671,706)

Distributions                                                     (21,538)                 -                 (21,538)

Net loss - nine-months
   ended September 30, 1999                                       (37,687)        (1,846,680)             (1,884,367)
                                                              -----------       ------------           -------------

Partners' deficit
   at September 30, 1999                                      $  (909,057)      $ (9,668,554)            (10,577,611)
                                                              ===========       ============           =============

Percentage interest
   at September 30, 1999                                                2%                98%                    100%
                                                                        ==                ===                    ====


                       See notes to financial statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                       Nine-months ended September 30
                                                                                       1999                      1998
                                                                                       ----                      ----
CASH FLOWS FROM OPERATING ACTIVITES
     Rent collections                                                           $  3,805,450             $  12,075,762
     Interest received                                                               133,834                   116,343
     Other income                                                                     56,820                   195,512
     Salary and related benefits                                                    (807,881)               (3,077,341)
     Management fees, dietary fees
       and other services                                                           (384,773)               (1,157,605)
     Other operating expenses paid                                                (1,991,832)               (3,648,908)
     Interest paid                                                                (1,065,763)               (2,234,306)
                                                                                ------------             -------------

     Net cash (used in) provided by
       operating activities                                                         (254,145)                2,269,457
                                                                                ------------             -------------

CASH FLOWS FROM INVESTING ACTIVITY
     Capital expenditures                                                            (71,192)                 (527,073)
                                                                                ------------             -------------

     Net cash used in investing activity                                             (71,192)                 (527,073)
                                                                                ------------             -------------

CASH FLOWS FROM FINANCING ACTIVITY
     Distributions                                                                   (21,538)                  (45,598)
                                                                                ------------             -------------

     Net cash used in financing activity                                             (21,538)                  (45,598)
                                                                                ------------             -------------

Net (decrease) increase in cash and
     cash equivalents                                                               (346,875)                1,696,786

Cash and cash equivalents
     at beginning of period                                                        5,821,300                 4,495,733
                                                                                ------------             -------------

Cash and cash equivalents
     at end of period                                                           $  5,474,425             $   6,192,519
                                                                                ============             =============


                       See notes to financial statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (CONTINUED)



                                                                                        Nine-months ended September 30,
                                                                                       1999                       1998
                                                                                       ----                       ----


RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
Net (loss) income                                                               $ (1,884,367)               $  7,124,311

Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities
          Gain on sale of properties                                                       -                  (9,276,111)
          Depreciation                                                               428,277                   1,321,110
          Amortization of organization and offering costs                             77,615                      37,332
          Amortization of pension notes issuance costs                                89,253                     191,094

Changes in operating assets and liabilities
          Other assets and receivables                                                 1,872                      47,112
          Prepaid expenses                                                           (79,367)                     25,122
          Accounts payable                                                          (132,453)                    562,351
          Interest payable                                                         1,287,723                   2,514,644
          Other liabilities                                                          (42,698)                   (277,508)
                                                                                ------------                ------------

          Total adjustments                                                        1,630,222                  (4,854,854)
                                                                                ------------                ------------

Net cash (used in) provided by
  operating activities                                                          $   (254,145)               $  2,269,457
                                                                                ============                ============


                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.     ACCOUNTING POLICIES

       Nature of Business

         NHP Retirement Housing Partners I Limited Partnership (the Partnership) is a limited partnership organized under the laws of the State of Delaware on March 10, 1986. The Partnership was formed for the purpose of raising capital by issuing both Pension Notes (Pension Notes) to tax-exempt investors and selling additional partnership interests in the form of Assignee Interests (Interests) to taxable individuals. Interests represent assignments of the limited partnership interests of the Partnership issued to the Assignor Limited Partner, NHP RHP-I Assignor Corporation. The proceeds from the sale of the Pension Notes and Interests have been invested in residential rental properties for retirement age occupants.

       Basis of Presentation

         The accompanying balance sheet as of December 31, 1998, has been derived from audited financial statements of the Partnership for the year-ended December 31, 1998, and the accompanying unaudited financial statements, as of September 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commmission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

         In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1999 and 1998, results of operations, changes in Partner's deficit and cash flows for the three- and nine-month periods ended September 30, 1999 and 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.


2.     TRANSACTIONS  WITH  THE  GENERAL  PARTNER  AND  AFFILIATES OF THE GENERAL
       PARTNER

         Until January 23, 1995, the sole general partner of the Partnership was NHP/RHGP-1 Limited Partnership (NHP/RHGP-1). Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the new sole general partner of the Partnership.

         On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 10 percent per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with affiliates of Capital Senior Living Corporation.

         As discussed below in Note 4, on September 30, 1998, the Partnership sold its four wholly owned properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of Capital Senior Living Corporation (CSLC), for $40,650,000. An independent third-party appraiser valued the assets at $40,425,000. In connection with this sale of properties, Capital Realty Group Brokerage, Inc., an affiliate of CSLC, and an affiliate of CRGSH until June 10, 1998, received $1,219,500 in brokerage fees.

         Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 10, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 1999 and 1998, were $282,132 and $1,037,307, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 1999 and 1998, were $144,281 and $388,174, respectively.

         Distributions of $21,538 were made to the General Partner during the nine-months ended September 30, 1999.

3.     IMPAIRMENT OF RENTAL PROPERTY

         Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the nine-months ended September 30, 1999, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

4.     DISPOSITION OF RENTAL PROPERTY AND PARTIAL REDEMPTION OF PENSION NOTES

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

         In October 1998, the Partnership recognized approximately $1,856,485 of additional interest expense paid on redeemed Pension Notes resulting from the difference between the stated interest rate of 13 percent on the Pension Notes and the accrued interest rate of approximately 9 percent recorded by the Partnership under the effective interest rate method. Due to the partial redemption of Pension Notes, the Partnership recognized $525,891 of losses on early extinguishment of debt relating to the write off of issuance and organization costs on Pension Notes that were redeemed.

5.     LEGAL PROCEEDINGS

         On or about October 23, 1998, an Interest holder filed a putative class action complaint on behalf of certain holders of Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior

       Living Properties 2 - NHPCT, Inc. and CRGSH (the Defendants). This Interest holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2
       - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and is vigorously defending itself in this action. The Partnership has filed a Motion to Dismiss in this case, which is pending.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9 percent partnership interest.

                                        Available   September 30   September 30
                                          Units         1999           1998
                                          -----         ----           ----

The Amberleigh
         At Woodstream Farms
         Williamsville, New York           271           91%            98%

     On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for potential future expansion (the Expansion) for $500,000 plus closing costs. The General Partner is considering the Expansion as an additional means to add to the residual value of the Partnership. This Expansion also would preclude competitors or other potential purchasers of the site from blocking visibility of the existing facility to the main vehicular trafficway. If the Partnership decides to proceed with the Expansion, there can be no assurance that licensure will be granted by the regulatory authorities in New York to allow this Expansion or that a lender will finance this development and at favorable rates.

     Rent collections for the nine-month period decreased to $3,805,450 in 1999 from $12,075,762 in 1998. Salaries, management fees and other operating expenses paid likewise decreased, from $7,883,854 in 1998 to $3,184,486 in 1999. Decreases in both rent collections and operating expenses were due to the sale of the four Partnership properties on September 30, 1998.

     Cash generated from rental operations prior to the payment of interest expense was insufficient to pay all of the interest on the Pension Notes currently payable, which was $1,065,763 for the nine-month period ended September 30, 1999. Net cash (used) provided from operations, after the payment of interest expense, during the nine-months ended September 30, 1999 and 1998 was ($254,145) and $2,269,457, respectively. Interest on the Pension Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum. It is accrued, however, under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly, which totaled $2,353,486 and $4,748,950 for the nine-months ended September 30, 1999 and 1998, respectively. The remaining 6 percent unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $14,430,586 and $13,142,863 at September 30, 1999 and December 31, 1998, respectively.

     Capital expenditures decreased $455,881 from $527,073 in 1998 to $71,192 in 1999 due to the sale of four Partnership properties.

     Cash and cash equivalents at September 30, 1999 and December 31, 1998 amounted to $5,474,425 and $5,821,300, respectively.

     Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Interest holders.

     Since 1993, cash generated from operations has been sufficient to meet the Partnership's minimum interest payment requirements with exception of the current nine-months ended September 30, 1999. The Partnership estimates total unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves at that time. Accordingly, the disposition and/or refinancing value of the remaining property will need to be sufficient to fund the amount in excess of projected cash reserves on the Pension Notes upon their maturity. Additionally, the General Partner is considering the Expansion as an additional means to add to the residual value of the Partnership. If the Partnership decides to proceed with the Expansion, there can be no assurance that licensure will be granted by the regulatory authorities in New York to allow this Expansion or that a lender will finance this development and at favorable rates.

RESULTS OF OPERATIONS

     The Partnership's net loss for the nine-months ended September 30, 1999 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs, and accrued Pension Note interest expense, which are noncash in nature.

     The Partnership net income (loss) decreased from $7,124,311 to ($1,884,367) for the nine-month period ended September 30, 1998 and 1999, respectively. Net income (loss) per interest decreased from $164 to ($43) for the nine-month period ended September 30, 1998 and 1999, respectively. The decrease in the Partnership's net income (loss) was principally due to the recognition of a $9,276,111 gain on the sale of the four Partnership properties on September 30, 1998. Total revenues for the nine-month period decreased from $12,378,392 in 1998 to $3,994,732 in 1999. Total operating costs and expenses likewise decreased from $9,312,241 in 1998 to $2,894,107 in 1999. Decreases in both revenues and operating costs were due to the sale of the four Partnership properties on September 30, 1998. Pension Notes interest expense decreased from $4,748,950 to $2,353,486 for the nine-month period ended September 30, 1998 and 1999, respectively, due to the partial redemption of Pension Notes in 1998. Amortization of Pension Notes issuance costs decreased from $191,094 to $89,253 for the nine-month period ended September 30, 1998 and 1999, respectively, due to the write-off of certain issuance costs upon redemption of the Pension Notes in 1998. Amortization of organization and offering costs increased from $37,332 to $77,615 for the nine-month period ended September 30, 1998 and 1999, respectively, due to the write off of $68,599 in organization costs required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-up Activities. Other expenses relating to Partnership administration increased from $240,575 to $464,638 for the nine-month period ended September 30, 1998 and 1999, respectively, due to increased professional fees, due primarily to the litigation.

YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000.

This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on ongoing assessments, the Partnership has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Partnership has substantially completed software reprogramming and software and hardware replacement as of September 30, 1999, with 100 percent completion targeted for December 31, 1999. The costs of the completed and future modifications and replacement of hardware and software for the systems of the managing agent is expected to result in expenditures of approximately $100,000. However, the Partnership expects to incur $5,000 or less of allocated costs for the completion of the managing agent's year 2000 initiative. All of the Partnership's systems have been upgraded with the exception of its general ledger program. The general ledger program is year 2000 compliant, however, some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Partnership's general ledger after December 31, 1999. As a result of this issue, the Partnership is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Partnership presently believes that these modifications and replacement of existing software and certain hardware will mitigate the year 2000 issue. However, if such modifications and replacements are not completed timely, the year 2000 issue could have a material impact on the operations of the Partnership.

         The Partnership has completed a survey requiring written responses from its critical service providers in 1999. Based on the responses from the Partnership's critical service providers, 90 to 95 percent of the respondents indicated that they are currently year 2000 compliant and the remaining respondents indicate that they will be year 2000 compliant by the end of the year. The Partnership is therefore not aware of any external critical service provider with a year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Partnership has no other means of determining whether or ensuring that its critical service providers are or will be year 2000-ready. The inability of critical services providers to complete their year 2000 resolution process in a timely fashion could materially impact the Partnership.

         The Partnership has assessed its exposure to operating equipment, and such exposure it not significant due to the nature of the Partnership's business.

         The Partnership operates in a relatively low technology dependent industry and does not anticipate any industry or Partnership specific year 2000 risks beyond those discussed above. Significant year 2000 problems could result in the Partnership not having timely the operating information necessary to efficiently manage and monitor its business activities. This could result in disruptions in operation, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Partnership does not foresee year 2000 issues affecting the day-to-day operations of its senior living communities due to their limited use of technology and the Partnership's evaluation of their operating equipment. The Partnership considers the possibility of significant year 2000 problems, based on the evaluation of our internal systems and the response from our critical service providers, to be remote.

         The Partnership's management believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Partnership has completed most but not all necessary phases of its year 2000 program. In the event that the Partnership does not complete the current program or any additional phases, the Partnership could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from year 2000 issues also could materially adversely affect the Partnership. The Partnership could be subject to litigation or computer systems failure. The amount of potential liability and cost cannot be reasonably estimated at this time.

         The Partnership currently has no contingency plans in place in the event it does not complete all phases of its year 2000 program. The Partnership plans to continue to monitor the status of completion of its year 2000 initiatives to determine whether such a plan is necessary.

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

PART II

Item 1.  LEGAL PROCEEDINGS

     On or about October 23, 1998, an Interest holder filed a putative class action complaint on behalf of certain holders of Interests in NHP in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (the Defendants). This Interests holder purchased 90 Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a Motion to Dismiss in this case, which is pending.

Item 2.    Changes in securities

None

Item 3.    Defaults upon senior securities

None

Item 4.    Submission of matters to a vote of security holders

None

Item 5.    Other information

None

Item 6.    Exhibits and reports on Form 8-K

           (A)    Exhibit

                  27.1     Financial data schedule



           (B) Reports on Form 8-K

                  None.

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



                                  By: /s/ Robert Lankford
                                     -------------------------------------------
                                     Robert Lankford
                                     President and Chief Financial Officer


                                  Date:    November ____, 1999