Form 10-K
period 1999-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2000-03-30
CIK 793730

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to ______________.


Commission file number 0-16815
                       -------

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        52-1453513
         --------                                        ----------
  (State or other Jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

14160 Dallas Parkway, Suite 300, Dallas, Texas             75240
----------------------------------------------             -----
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (972) 770-5600
                                                     -------------

Securities  registered pursuant to Section 12(g) of the Act:
                                        Limited Partnership Assignee Interests
                                        ----------------------------------------
                                                    (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's outstanding securities consist of assignee interests in limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference:  None
                                      ----


                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                                   1999 FORM 10-K
                                                  TABLE OF CONTENTS

PART I                                                                                                  Page
Item 1.      Business                                                                                    3
Item 2.      Properties                                                                                  4
Item 3.      Legal Proceedings                                                                           6
Item 4.      Submission of Matters to a Vote of Security Holders                                         6

PART II

Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership Matters                           6
Item 6.      Selected Financial Data                                                                     8
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                8
Item 7A.     Qualitative and Quantitative Disclosure About Market Risk                                  10
Item 8.      Financial Statements and Supplementary Data                                                10

PART III

Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                     30
Item 10.     Directors and Executive Officers of the Registrant                                         30
Item 11.     Executive Compensation                                                                     31
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                                              32
Item 13.     Certain Relationships and Related Transactions                                             32

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            32


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

The Assignee Interests were sold to taxable individuals or entities and represent assignments of limited partnership interests in the Partnership issued to NHP RHP-I Assignor Corporation (Assignor Corporation), a Delaware corporation, the assignor and sole limited partner. Pension Notes were sold to qualified profit-sharing, pension and other retirement trusts, bank commingled trust funds for such trusts, Keogh Plans and IRAs, government pension and retirement trusts, and other entities intended to be exempt from Federal taxation. The Pension Notes are obligations of the Partnership issued under a Trust Indenture between the Partnership and The National Bank of Washington
(NBW), Washington, D.C., as Trustee, and have a preference over the Assignee Interests with respect to payment. In August 1990, Riggs National Bank, Washington, D.C., which became the successor trustee, purchased the assets of NBW. In November 1996, Riggs National Bank transferred its trust operations to the Bank of New York, New York City, which claims to be the successor trustee.

The original General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP- I), a Delaware limited partnership, and NHP/RHGP-I held a 2 percent interest as General Partner in the Partnership. On December 19, 1991, NHP/RHGP-I executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRG), a Texas corporation, for the transfer of its General Partner interests in the Partnership. CRG assigned its rights under this purchase agreement to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH), a Texas corporation. Effective January 1, 1992, CRGSH was selected by NHP/RHGP-I to manage the five properties of the Partnership. Effective June 1, 1993, the Partnership entered into a Partnership Management Agreement with CRGSH to provide administrative services on behalf of the Partnership. This Partnership management agreement was terminated effective upon CRGSH becoming the substitute General Partner.

The substitution of CRGSH as sole General Partner of the Partnership required the consent of 50 percent or more of the outstanding Assignee Interests, which had been issued by the Partnership and assigned by Assignor Corporation to the Assignee Holders. Under the Partnership Agreement, holders of the Pension Notes were not entitled to vote. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64 percent of the equity interests in the Partnership approved the election of CRGSH, as the replacement General Partner of the Partnership. Effective January 23, 1995, CRGSH became the new sole General Partner of the Partnership. CRGSH was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital). Capital is owned by James A. Stroud (50 percent through a trust) and Jeffrey L. Beck (50 percent). CRGSH assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation (CSLC), effective February 1, 1996.

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five- year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229. The phone number is (972) 679-7477.

The Partnership's business is to operate residential rental properties for retirement age occupants (the Properties). The Partnership presently owns a
99.99 percent interest in one property. See Item 2, Properties, for a description of this Property and the business plan for the Property.

The Partnership did not have any employees as of December 31, 1999.

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

ITEM 2.  PROPERTIES

On September 30, 1998, the Partnership sold four properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of CSLC, for $40,650,000. The four properties sold were the Atrium at Carmichael, Crosswood Oaks, The Heatherwood and the Veranda Club. After the sale,

The Amberleigh is the only remaining property in which the Partnership has any interest. After payment of closing costs, the Partnership netted $322,652 in cash proceeds from the sale after $22,514,174 was allocated for partial redemption of Pension Notes, $15,703,636 allocated for partial payment of deferred interest on redeemed Pension Notes, and $413,188 for payment of current interest due on redeemed Pension Notes. The Partnership recognized a $9,249,174 gain on sale of those properties at September 30, 1998. In October 1998, the Partnership recognized approximately $1,856,485 of additional interest expense paid on redeemed Pension Notes resulting from the difference between the stated interest rate of 13 percent on the Pension Notes and the accrued interest rate of approximately 9 percent recorded by the Partnership under the effective interest rate method. Due to the partial redemption of Pension Notes, the Partnership recognized $525,891 of losses on early extinguishment of debt relating to the write off of issuance and organization costs on Pension Notes that were redeemed. The partial redemption of Pension Notes will reduce the amount of deferred interest, which continues to accrue on the remaining Pension Notes.

The following is a schedule of the Property owned by the Partnership at December 31, 1999. The Amberleigh is owned by a limited partnership in which the Partnership is a 99.99 percent partner. The Amberleigh is encumbered by a mortgage for the benefit of the Pension Note holders.


                                                       Units Occupied                     Units Occupied
                                   Number            as a Percentage of                 as a Percentage of
          Property                   of              Total Units, as of                 Total Units, as of
        Name/Location               Units             December 31, 1999                  December 31, 1998
        -------------               -----             -----------------                  -----------------
The Amberleigh                       271                     87%                                95%
  At Woodstream Farms
  Williamsville, New York

On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of the Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. Due to licensure and financing requirements, the land currently will not be used for development.

The cornerstones of the General Partner's business plan for continuing to improve the Partnership's remaining property, The Amberleigh, are to expand the services offered to residents to include special services and home health care programs, continued effective use of creative marketing techniques such as outreach to local hospitals and physicians continuing cost effective site operations. The introduction of special services and home health care is intended to accommodate the needs of residents as they age in place. Special services and home health care also tends to attract the well elderly to a community because they see the possibility of receiving assistance in their day-to-day living (e.g., bathing, dressing, eating and taking medication) without having to move to another facility at a difficult time. Thus, offering special services and home health care tends to attract more people who know they can stay for a longer period, with obvious benefits to the community's occupancy and resident turnover. The General Partner believes this philosophy provides an opportunity for improved operations at the remaining property.

Due to the Partnership's goal to remain competitive in its real estate markets, the General Partner developed an ongoing capital improvement program that was implemented in 1994. The program generally includes painting of the building, replacement of carpet and curtains, purchase of new furniture and furniture refurbishment, and purchase of new equipment. Budgeted operational capital expenditures for 2000 are approximately $116,300.

ITEM 3.  LEGAL PROCEEDINGS

On or about  October  23,  1998,  Robert  Lewis  filed a putative  class  action complaint on behalf of certain holders of assignee interests (Assignee Interests) in NHP Retirement Housing Partners I, LP in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively the Defendants). Mr. Lewis purchased 90 Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendant breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself this action. The Company has filed a Motion to Dismiss in this case, which currently is pending. The Company is unable to estimate any liability related to this claim, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PENSION NOTES AND LIMITED PARTNERSHIP ASSIGNEE INTERESTS AND RELATED PARTNERSHIP MATTERS

A. Assignee Interests and Pension Notes were sold through a public offering managed by NHP Real Estate Securities, Inc. There is not currently, and it is not anticipated that there will be, any established public trading market for resale of Assignee Interests or Pension Notes. Accordingly, an investor may be unable to sell or otherwise dispose of his interest in the Partnership.

     As of March 1, 2000, there were 2,348 registered holders of Assignee Interests and 3,159 registered holders of Pension Notes.

     As of March 1, 2000, Capital Senior Living Properties, Inc. owned approximately 14,131 Pension Notes, or approximately 33 percent of the Partnership's outstanding Pension Notes.

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

     For each of the years ended December 31, 1999, 1998 and 1997, interest paid to the Pension Note Holders as a group totaled $1,421,799, $2,589,891, and $2,987,040, respectively, per year. With respect to the fourth quarter of 1999, interest payments paid to Pension Note Holders on March 1, 2000 amounted to $355,661.

     No cash distributions were paid to the Assignee Interest Holders during 1999, 1998, or 1997. As presented in the Statement of Cash Flows (as excerpt below), cash and cash equivalents (decreased) increased $(267,943), $1,325,567 and $478,552 for the years ended December 31, 1999, 1998 and 1997, respectively. Future cash requirements have caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders.

B.   Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      Years Ended December 31,

                                               1999              1998              1997              1996              1995
                                               ----              ----              ----              ----              ----
Revenue                                   $  5,322,600      $ 13,746,088      $  15,548,138    $  14,488,099      $ 14,020,626
                                          ============      ============      =============    =============      ============

Net Income (Loss)                         $ (2,474,347)     $ (3,409,569)     $  (3,522,917)   $  (3,574,668)     $ (3,690,549)
                                          ============      ============      =============    =============      ============

Net Income (Loss) per Assignee
Interest                                  $        (57)     $         61      $         (81)   $         (82)     $        (85)
                                          ============      ============      =============    =============      ============

Total assets                              $ 24,333,572      $ 25,262,800      $  55,585,840    $  56,071,884      $ 57,749,496
                                          ============      ============      =============    =============      ============

Long-term obligations,
   Pension Notes, and related
   interest payable                       $ 35,036,889      $ 33,300,689      $  66,402,407    $  63,353,172      $ 60,573,461
                                          ============      ============      =============    =============      ============

Cash distributions per
   Assignee Interest                      $          0      $          0      $           0    $           0      $          0
                                          ============      ============      =============    =============      ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Income from rental operations decreased to $1,456,968 from $3,402,021 and $3,166,234 for the years ended December 31, 1999, 1998, and 1997, respectively. Rental revenue decreased in 1999 to $5,322,600 from $13,746,088 in 1998 due to the sale of four properties on September 30, 1998. Rental expenses also decreased to $3,865,632 in 1999 from $10,344,067 in 1998 due to the sale of four properties on September 30, 1998. The Partnership's net income (loss) is $(2,474,347), $3,409,569, and $(3,522,917) for the years ended December 31,
1999, 1998, and 1997, respectively. Due to the sale of four properties on September 30, 1998, the Partnership recognized in 1998 a gain on sale of $9,249,174, a loss on early extinguishment of debt of $525,891, and additional interest expense on Pension Notes of $1,856,485 on the redeemed Pension Notes.

Rental revenue decreased in 1998 to $13,746,088 from $15,548,138 in 1997. Rental expenses also decreased to $10,344,067 in 1998 from $12,381,904 in 1997. Both decreases in rental revenues and expenses from 1997 to 1998 were due to the sale of four properties on September 30, 1998.

Liquidity and Capital Resources

Net cash used by operating activities during 1999 was $125,391, representing a decrease over 1998 and 1997 net cash provided by operating activities of $1,727,196 and $1,561,977, respectively. Net cash used in 1999 operations primarily was due to decreased occupancy at The Amberleigh property. Rent collections decreased to $5,056,293 in 1999 from $13,401,008 in 1998, primarily due to the sale of four properties on September 30, 1998. Likewise, rental collections decreased from $15,239,499 in 1997 to $13,401,008 in 1998 due to the sale of the properties in 1998. Operating expenses paid decreased from $9,448,442 in 1998 to $4,012,953 in 1999 primarily due to the sale of the properties in 1998. Operating expenses decreased from $10,996,792 in 1997 to $9,448,442 in 1998 due to the sale of the properties in 1998. Interest paid was $1,421,799 in 1999, $2,589,891 in 1998 and $2,987,040 in 1997.

For the years ended 1998 and 1997, cash generated from rental operations was sufficient to pay the base interest amount on the outstanding Pension Notes of $2,589,891 and $2,987,040, respectively. However, cash generated from rental operations during 1999 was insufficient to pay the base interest amount of $1,421,799. Interest payments on the Pension Notes are accrued at a 13 percent rate, but were paid based on a 7 percent pay rate in 1999, 1998, and 1997. The remaining 6 percent unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes continues to be accrued and are due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 1999 amounted to $14,879,063.

Cash and cash equivalents at December 31, 1999 amounted to $5,553,357 as compared to $5,821,300 at December 31, 1998. Cash required by operations, including interest on Pension Notes, has been funded by maturing short-term investments or available cash on hand. If operations do not improve significantly in the next two years, future funds may not be available to meet operating requirements and for full payment of the Pension Notes' unpaid principal and accrued interest, which is due on December 31, 2001. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders.

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

Year 2000 Issue

The Partnership did not experience any adverse computer disruptions due to the year 2000 rollover and does not expect any disruptions during due to the year 2000 issue in the future.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership believes any impact of market risk to the Partnership's operations is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Partnership are included on pages 11 through 29 of this report.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS

The Partners

NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statements of financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHP Retirement Housing Partners I Limited Partnership at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.



                                                  Ernst & Young LLP

Dallas, Texas
February 4, 2000



                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                         STATEMENTS OF FINANCIAL POSITION

                                                                                     December 31,

                                                                           1999                         1998
                                                                           ----                         ----

ASSETS (Note 6)
Cash and cash equivalents (Note 2)                                    $  5,553,357                  $  5,821,300

Receivables                                                                 25,690                        12,451

Pension Notes issuance costs (Note 1 and 6)                                238,013                       357,017

Pension Notes organization costs (Note 1 and 6)                                  -                        77,615

Prepaid expenses                                                           119,097                       140,590

Rental property (Notes 1, 4 and 10):
   Land                                                                  2,391,705                     2,391,705

   Buildings and improvements, net of
     accumulated depreciation of $6,354,013
     in 1999 and $5,783,775 in 1998                                     16,001,167                    16,457,649

Other assets                                                                 4,543                         4,473
                                                                             -----                         -----

Total assets                                                          $ 24,333,572                  $ 25,262,800
                                                                      ============                  ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable                                                   $    175,495                  $    301,673
   Interest payable (Note 6)                                            14,879,063                    13,142,863
   Pension Notes (Note 6)                                               20,157,826                    20,157,826
   Other liabilities (Note 2)                                              296,037                       332,144
                                                                           -------                       -------

                                                                        35,508,421                    33,934,506
                                                                        ----------                    ----------

Contingencies (Note 12)

Partners' deficit (Notes 5 and 7):

   General Partner                                                        (928,115)                     (849,832)
   Assignee Limited Partner - 42,691
     investment units outstanding                                      (10,246,734)                   (7,821,874)
                                                                       -----------                    ----------

Total partners' deficit                                                (11,174,849)                   (8,671,706)
                                                                       -----------                    ----------

Total liabilities and partners' deficit                               $ 24,333,572                  $ 25,262,800
                                                                      ============                  ============


                        See Notes to Financial Statements


                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                             STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,

                                                                             1999                1998               1997
                                                                             ----                ----               ----

REVENUES
   Rental income                                                        $  5,069,532       $  13,381,567      $  15,243,028
   Interest income                                                           181,994             149,883             89,872
   Other income                                                               71,074             214,638            215,238
                                                                              ------             -------            -------

                                                                           5,322,600          13,746,088         15,548,138
                                                                           ---------          ----------         ----------

COSTS AND EXPENSES
   Salaries, related benefits and overhead reimbursements (Note 3)         1,074,947           3,318,570          3,984,975
   Management fees, dietary fees and other services (Note 3)                 457,581           1,235,020          1,432,813
   Administrative and marketing                                              228,217             552,944            778,400
   Utilities                                                                 267,087             729,706            890,070
   Maintenance                                                               174,640             421,542            521,464
   Resident services, other than salaries                                     45,182             230,693            296,468
   Food services, other than salaries                                        529,369           1,350,723          1,591,266
   Depreciation                                                              570,238           1,462,362          1,703,233
   Taxes and insurance                                                       518,371           1,042,507          1,183,215
                                                                             -------           ---------          ---------

                                                                           3,865,632          10,344,067         12,381,904
                                                                           ---------          ----------         ----------

INCOME FROM RENTAL OPERATIONS                                              1,456,968           3,402,021          3,166,234
                                                                           ---------           ---------          ---------

OTHER (INCOME) EXPENSES
   Gain on sale (Note 4)                                                           -          (9,249,174)                 -
   Loss on early extinguishment of debt (Note 4)                                   -             525,891                  -
   Interest expense - Pension Notes (Note 6)                               3,157,999           8,119,171          6,036,275
   Amortization of Pension Notes issuance costs                              119,004             220,845            254,792
   Amortization of Pension Notes organization costs                           77,615              43,800             49,776
   Other expenses                                                            576,697             331,919            348,308
                                                                             -------             -------            -------

                                                                           3,931,315              (7,548)         6,689,151
                                                                           ---------              ------          ---------

NET INCOME (LOSS)                                                       $ (2,474,347)        $ 3,409,569      $  (3,522,917)
                                                                        ============         ===========      =============

ALLOCATION OF NET INCOME (LOSS)
   General Partner                                                      $    (49,487)        $   808,125      $     (70,458)
   Assignor Limited Partner                                               (2,424,860)          2,601,444         (3,452,459)
                                                                        ------------         -----------      -------------

                                                                        $ (2,474,347)        $ 3,409,569      $  (3,522,917)
                                                                        ============         ===========      =============

NET INCOME (LOSS) PER ASSIGNEE INTEREST                                 $        (57)        $        61      $         (81)
                                                                        ============         ===========      =============


                        See Notes to Financial Statements



                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                     STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                                                  Assignee
                                                           General                 Limited
                                                           Partner                Partners                   Total
                                                           -------                --------                   -----
Partners' deficit at December 31, 1996               $     (1,465,252)       $    (6,970,859)         $    (8,436,111)

Distributions                                                 (60,960)                     -                  (60,960)

Net Loss                                                      (70,458)            (3,452,459)              (3,522,917)
                                                     ----------------        ---------------          ---------------

Partners' deficit at December 31, 1997                     (1,596,670)           (10,423,318)             (12,019,988)

Distributions                                                 (61,287)                     -                  (61,287)

Net Income                                                    808,125              2,601,444                3,409,569
                                                     ----------------        ---------------          ---------------

Partners' deficit at December 31, 1998                       (849,832)            (7,821,874)              (8,671,706)

Distributions                                                 (28,796)                     -                  (28,796)

Net Loss                                                      (49,487)             (2,424,860)             (2,474,347)
                                                     ----------------        ----------------         ---------------

Partners' deficit at December 31, 1999               $       (928,115)       $   (10,246,734)         $   (11,174,849)
                                                     ================        ===============          ===============


                        See Notes to Financial Statements



                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,

                                                                               1999                   1998                   1997
                                                                               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Rent collections                                                    $     5,056,293        $    13,401,008        $   15,239,499
   Interest received                                                           181,994                149,883                91,072
   Other income                                                                 71,074                214,638               215,238
   Management fees, dietary fees and other services                           (457,390)            (1,239,970)           (1,429,906)
   Salary, related benefits and overhead reimbursements                     (1,078,502)            (3,440,465)           (3,971,789)
   Other operating expenses paid                                            (2,477,061)            (4,768,007)           (5,595,097)
   Interest paid                                                            (1,421,799)            (2,589,891)           (2,987,040)
                                                                       ---------------        ---------------        --------------

   Net cash (used in) provided by operating activities                        (125,391)             1,727,196             1,561,977

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of properties                                                  -             38,540,462                     -
   Capital expenditures                                                       (113,756)              (662,994)           (1,022,465)
                                                                       ---------------        ---------------        --------------

   Net cash (used in) provided by investing activities                        (113,756)            37,877,468            (1,022,465)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Pension Notes and deferred interest
     payable                                                                         -            (38,217,810)                    -
   Distributions                                                               (28,796)               (61,287)              (60,960)
                                                                       ---------------        ---------------        --------------

   Net cash used in financing activities                                       (28,796)           (38,279,097)              (60,960)
                                                                       ---------------        ---------------        --------------

Net (decrease) increase in cash and cash equivalents                          (267,943)             1,325,567               478,552

Cash and cash equivalents at beginning of year                               5,821,300              4,495,733             4,017,181
                                                                       ---------------        ---------------        --------------

Cash and cash equivalents at end of year                               $     5,553,357        $     5,821,300        $    4,495,733
                                                                       ===============        ===============        ==============


                        See Notes to Financial Statements



                               NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                        1999                 1998                1997
                                                                        ----                 ----                ----
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES
   Net Income (loss)                                             $    (2,474,347)     $     3,409,569       $   (3,522,917)
                                                                 ---------------      ---------------       --------------

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH (USED IN) PROVIDED
BY OPERATING ACTIVITIES

   Gain on sale of properties                                                  -           (9,249,174)                   -
   Loss on early extinguishment of debt                                        -              525,891                    -
   Depreciation                                                          570,238            1,462,362            1,703,233
   Amortization of Pension Notes organization costs                       77,615               43,800               49,776
   Amortization of Pension Notes issuance costs                          119,004              220,845              254,792
   Interest deferred                                                   1,736,200            5,529,280            3,049,235

CHANGES IN OPERATING ASSETS AND
LIABILITIES

   Interest receivable                                                         -                    -                1,200
   Other assets and receivables                                          (13,309)              56,888               (6,397)
   Prepaid expenses                                                       21,493              138,755              (15,543)
   Accounts payable                                                     (126,178)             (19,123)             (15,650)
   Other liabilities                                                     (36,107)            (391,897)              64,248
                                                                 ---------------      ---------------       --------------


Net cash (used in) provided by operating activities              $      (125,391)     $     1,727,196       $    1,561,977
                                                                 ===============      ===============       ==============


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1.  SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT
ACCOUNTING POLICIES

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

Following is a description of the Project owned indirectly and operated by the Partnership at December 31, 1999.

The Amberleigh

This project is a 271-unit retirement living center located in Williamsville, New York. The facility was approximately 87 percent and 95 percent occupied at December 31, 1999 and 1998, respectively. On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for the Expansion for $500,000 plus closing costs.

Following are descriptions of the Projects owned directly and operated by the Partnership at December 31, 1997 and subsequently sold on September 30, 1998 (see Note 4).

The Atrium of Carmichael

This project is a 153-unit retirement living center located in Sacramento, California. This facility was approximately 96 percent and 99 percent occupied at September 30, 1998 and December 31, 1997, respectively.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

Crosswood Oaks

This project is a 122-unit retirement living center located in Sacramento, California. This facility was approximately 93 percent and 91 percent occupied at September 30, 1998 and December 31, 1997, respectively.

The Heatherwood

This project is a 160 -unit retirement living center located in Southfield, Michigan. This facility was approximately 93 percent and 98 percent occupied at September 30, 1998 and December 31, 1997, respectively.

Veranda Club

This project is a 189-unit retirement living center located in Boca Raton, Florida. This facility was approximately 90 percent and 96 percent occupied at September 30, 1998 and December 31, 1997, respectively.

Significant Accounting Policies

Organization costs related to the sale of Notes were being amortized using the straight-line method through February 1999. The remaining balance of organization costs of $68,599 was written off as required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-Up Activities. Accumulated amortization at December 31, 1998 was $635,471. Offering and issuance costs related to the sale of Notes are being amortized using the straight-line method over the term of the Notes. Accumulated amortization at December 31, 1999 and 1998 was $3,319,749 and $3,200,745,
respectively. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Direct costs of acquisition, including acquisition fees and expenses paid to the General Partner, have been capitalized as part of buildings and improvements. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are performed.

Interest expense on Notes is calculated using the effective interest method (see
Note 6).

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

Buildings and improvements are recorded at the lower of cost or net recoverable value (Note 10) and depreciated using the straight-line method, assuming a 30-year life and a 30 percent salvage value. Furniture and equipment are recorded at cost and depreciated using the straight-line method over 5 years.

The cost of rental property and their useful lives are summarized as follows:


                                                    Useful Life                1999                  1998
                                                    -----------                ----                  ----
Land                                                                  $       2,391,705       $     2,391,705
                                                                      =================       ===============

Land improvements                                  30 years           $          40,815       $        36,010
Building and building improvements                 30 years                  21,456,303            21,407,807
Furniture and equipment                             5 years                     752,042               691,587
Construction in process                                   -                     106,020               106,020
                                                                      -----------------       ---------------
                                                                             22,355,180            22,241,424
Less-accumulated depreciation                                                (6,354,013)           (5,783,775)
                                                                      -----------------       ---------------
                                                                      $      16,001,167       $    16,457,649
                                                                      =================       ===============

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

NOTE 2.  CASH AND CASH EQUIVALENTS

As of December 31, 1999 and 1998, cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

Cash and cash equivalents also includes $135,504 and $133,566 of tenant security deposits at December 31, 1999 and 1998, respectively, which are designated for the purpose of providing refunds to tenants upon move-out.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 3.  TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

Through January 22, 1995, the sole General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I) and the sole limited partner of the Partnership was NHP RHP-I Assignor Corporation, a Delaware corporation.

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole General Partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. (CSL), which, in 1997, became a subsidiary of Capital Senior Living Corporation. CSL received $457,390, $1,239,970, and $1,429,906 in 1999, 1998, and 1997, respectively, for management fees, dietary services fees and other operating expense reimbursements related to services provided to the Partnership.

Personnel working at the property sites and certain home office personnel who perform services for the Partnership were employees of CSL, an affiliate of CRGSH until June 30, 1998. The Partnership reimbursed CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 1999, 1998, and 1997, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $1,078,502, $3,440,465, and $3,971,789, respectively.

During 1997, a former affiliate of the General Partner, Capital Senior Living Communities, L.P., purchased approximately 11,318 of Pension Notes, or approximately 30.74 percent of the Partnership's outstanding Pension Notes at an average price of $822 per Note. On November 3, 1997, Capital Senior Living Communities, L.P. sold its Pension Notes to Capital Senior Living Properties, Inc., at that time an affiliate of the General Partner and a subsidiary of Capital Senior Living Corporation, at a price of $1,422 per Note. At December 31, 1998, Capital Senior Living Properties, Inc. holds 14,131 Pension Notes. Capital Senior Living Corporation is subject to the periodic reporting obligations of the Securities and Exchange Commission.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five- year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229. The phone number is (972) 679-7477.

In connection with the sale of four properties in 1998 (see Note 4), Capital Realty Group Brokerage, Inc. received $1,219,500 in brokerage fees.

NOTE 4.   ACQUISITION AND DISPOSITION OF PROPERTY AND REDEMPTION
OF PENSION NOTES

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

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

On November 5, 1997, the Partnership purchased  approximately 3.10 acres of land
adjacent  to  The   Amberleigh   property  for  $500,000  plus  closing   costs.
Pre-development costs of $106,020 have been incurred as of December 31, 1999.

NOTE 5.  CASH DISTRIBUTION POLICIES

The Partnership Agreement allows for quarterly payments of substantially all Cash Available For Distribution (as defined in the Partnership Agreement), subject to the following: (a) distributions to Assignee Holders may be restricted or suspended for limited periods when the General Partner determines in its absolute discretion that it is in the best interests of the Partnership; and (b) all Assignee Holder distributions are subject to the payment of Partnership expenses, payments to Note Holders and maintenance of working capital reserves.

Distributions of cash available for distribution are made in the following order of priority, to the extent available:

1. To the General Partner in an amount equal to 2 percent o cash available for distribution before interest payments for each quarterly cash distribution period;

2. To the Interest Holders until the Interest Holders have received an amount equal to an aggregate annual non-compounded return of 10 percent on their adjusted capital contributions for each quarterly cash distribution period;

3. To the General Partner, a Partnership Management Incentive Fee in an amount equal to 8 percent of Cash Available For Distribution Before Interest Payments for the fiscal year; and

4.   To the Interest Holders, the balance.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

No distributions were paid to the Assignee Interest Holders during 1999, 1998 or 1997. Future cash requirements have caused the General Partner to determine it is not financially appropriate to make distributions to Assignee Interest holders.

Cash received from sales or re-financings of any Partnership Property, after retirement of applicable mortgage debt and the payment of all expenses related to the transaction and any payments of debt service on the Pension Notes including interest at a non-compounded rate of 13 percent per annum less any prior payments (see Note 6) and establishment of reserves, is to be distributed in the following order of priority:

1. To the Assignee Interest Holders until their adjusted capital accounts are reduced to zero;

2. To the Assignee Interest Holders until cumulative cash distributions received equal a 13 percent non-compounded return on their adjusted capital accounts, reduced by prior distributions;

3. To the General Partner in the amount of a disposition fe of not more than 3 percent of sales price; and

4. To the Assignee Interest Holders, 85 percent, and to the General Partner, 15 percent.

Taxable net income or loss from operations is allocated to the Interest Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90 percent to the Assignee Holders as a class and 10 percent to the General Partner. For book purposes in 1998, the gain on sale of $9,249,174 was allocated 90 percent to the Assignee Holders as a class and 10 percent to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2 percent for 1999, 1998 and 1997 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. Accordingly, net income or loss for each of the three years in the period ended December 31, 1999 was allocated in the same manner.

The deficit balance in the Assignee Limited Partner account reflects their percentage interest in the Partnership's cumulative net losses, although there are no restoration requirements for the Assignee Limited Partner interest upon termination of the Partnership.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 6.  PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13 percent versus the effective rate of approximately 9 percent, an additional liability of approximately $1,048,519 would be recorded at December 31, 1999 and future interest expense would be reduced by this amount. The Partnership made minimum interest payments of $1,421,799, $2,589,891, and $2,987,040 in 1999, 1998 and
1997, respectively, to Pension Note Holders. Relating to the sale of properties on September 30, 1998, the Partnership paid $22,514,174 for a partial redemption of Pension Notes, and paid $15,703,636 for a partial redemption of deferred interest. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets (see Note 9). The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

NOTE 7.  DISTRIBUTIONS TO PARTNERS

During 1999, 1998 and 1997, the General Partner received distributions, representing 2 percent of the Cash Available For Distribution Before Interest Payments to the Pension Note Holders. The Partnership did not make a distribution to the holders of Assignee Interests during 1999, 1998 or 1997.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 8.  INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from possibly offsetting their distributive share of the tax loss against taxable income from other sources subject to application of passive loss rules and subject to At Risk basis limitation. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in computing depreciation and interest on the Notes and determining start-up and marketing expenses for financial reporting and federal income tax purposes.

In the event funds are not sufficient to pay outstanding Pension Notes and deferred interest at maturity, income may be recognized to the Assignee Holders for any forgiven debt.

For federal income tax purposes, the Partnership computes depreciation of buildings and improvements using the Modified Accelerated Cost Recovery System (MACRS) and the Accelerated Cost Recovery System (ACRS), while for financial statement purposes, depreciation is computed using the straight- line method. Interest on Pension Notes is computed in accordance with Internal Revenue Service regulations for original issue discount for federal income tax purposes, while for financial statement purposes, interest on Pension Notes is computed using the effective interest method. Start-up and marketing costs incurred prior to initial occupancy were capitalized and amortized over sixty months for federal income tax purposes, only those start-up and marketing costs that are expected to benefit future operations have been capitalized and amortized over sixty months for financial statement purposes.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

Reconciliation  between  financial  statement  net income  (loss) and net income
(loss) for tax purposes follows:

                                                                               Years Ended December 31,
                                                                     1999                 1998                  1997
                                                                     ----                 ----                  ----
Net (income) loss per financial statements                    $   2,474,347       $  (3,409,569)        $    3,522,917

Temporary differences in determining (income)
  losses for federal income tax purposes:
      Gain on sale of properties                                          -          (4,168,952)                     -
      Depreciation                                                  217,692             289,778                617,872
      Amortization of start-up and marketing costs                  (45,064)            (65,660)               (48,116)
      Interest expense - Pension Notes                            2,282,306          (2,932,081)            (3,136,298)
      Miscellaneous                                                  13,354              76,426                  5,966
                                                              -------------       -------------         --------------

Net (income) loss per tax return                              $   4,942,635       $  (4,345,896)        $      962,341
                                                              =============       =============         ==============

For federal income tax purposes, the basis of building and improvements, net of accumulated depreciation, was $15,352,637 and $16,026,811 at December 31, 1999 and 1998, respectively.

NOTE 9.  FUTURE OPERATIONS AND CASH FLOWS

Given the level of the Partnership's cash reserves at December 31, 1999, if the Partnership is unable to increase cash generated from operations over time, cash reserves and proceeds from the sale of the property will not be sufficient to satisfy future obligations of the Partnership.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

NOTE 10.  VALUATION OF RENTAL PROPERTY

The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a shortfall exists, a write-down would be warranted based on the estimated shortfall of discounted cash flows. The Partnership performs such evaluations on an ongoing basis by comparing the property's net book value to the total estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed sale of the property on December 31, 2001. Sales proceeds, net of an estimated 3 percent cost of disposal, are estimated using a 10 percent capitalization rate of the net operating income projected for the property for the year 2001. The Partnership, however, does not intend to sell The Amberleigh in the near future, but rather intends to continue to hold and operate it as rental property. The Partnership does not believe there are any indicators that would require an adjustment to the carrying value of its property or the remaining useful lives as of December 31, 1999.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 1999 and 1998 are as follows:

                                                              1999                                  1998
                                                              ----                                  ----
                                                  Carrying             Fair              Carrying             Fair
                                                   Amount             Value               Amount             Value
                                                   ------             -----               ------             -----
Cash and cash equivalents                    $   5,553,357      $    5,553,357      $   5,821,300      $    5,821,300
Pension Notes and accrued interest              20,157,826          25,078,033         20,157,826          25,528,411

Following are methods and assumptions used by the General Partner in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 CONTINUED

Pension Notes and Accrued Interest

The fair values of Pension Notes are based on discounted cash flows at December 31, 1999 and 1998.

NOTE 12.  CONTINGENCIES

On or about  October  23,  1998,  Robert  Lewis  filed a putative  class  action complaint on behalf of certain holders of assignee interests (Assignee Interests) in NHP Retirement Housing Partners I, LP in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively the Defendants). Mr. Lewis purchased 90 Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendant breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Company has filed a Motion to Dismiss in this case, which currently is pending. The Company is unable to estimate the liability related to this claim, if any.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that are required to be reported herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors, executive officers or significant employees of its own.

On January 23, 1995, CRGSH became the sole General Partner of the Partnership. CRGSH is a privately owned corporation initially organized on December 1, 1988. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited Partnerships of which it is the General Partner. Prior to June 10, 1998, CRGSH was wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital), with its corporate headquarters in Dallas, Texas. Capital is owned by James A. Stroud (50 percent through a trust) and by Jeffrey L. Beck (50 percent).

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five- year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229. The phone number is (972) 679-7477.

The Partnership properties during 1994 and through February 1, 1995, were managed by CRGSH. On February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living (CSL), a subsidiary of Capital Senior Living Corporation.

Following are directors and executive officers of CRGSH, the General Partner of the Partnership.

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

Robert L. Lankford

Robert L. Lankford, age 45, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Brokerage, an affiliate of CSLC. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 50, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of Wayne R. Miller P.C.

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 11.  EXECUTIVE COMPENSATION

NHP Retirement Housing Partners I Limited Partnership has no officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. Such fees paid or accrued during the year ended December 31, 1999 included cash distributions of $28,796 to the General Partner, which represents 2 percent of cash available for distribution before interest payments to the Note Holders. See Item 8, Financial Statements and Supplementary Data.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

No person is known by the Partnership to own more than 5 percent of Assignee Interests.

As of March 1, 1999, a former  affiliate of the General  Partner,  has purchased
approximately   14,131  Pension  Notes,  or  approximately  33  percent  of  the
Partnership's outstanding Pension Notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described in Items 8 (Note 3 in the Financial Statements), 10, 11 and 12, the Partnership had no other transactions or business relationships with CRGSH, or its affiliates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

Financial Statements

Following are the financial statements, notes and reports listed included in this report.

                                                                            Page

      Report of Ernst & Young LLP, Independent Auditors                      11

      Statements of Financial Position,
       December 31, 1999 and 1998                                            12

      Statements of Operations for the Years
       Ended December 31, 1999, 1998 and 1997                                13

      Statements of Partners' Equity (Deficit)
       for the Years Ended December 31, 1999, 1998
       and 1997                                                              14

      Statements of Cash Flows for the
       Years Ended December 31, 1999, 1998 and 1997                          15

      Notes to Financial Statements                                          17

Financial Statement Schedules

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes. Exhibits

27.1 Financial Data Schedule

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


NHP RETIREMENT HOUSING PARTNERS I, L.P.

By:  CAPITAL REALTY GROUP SENIOR HOUSING, INC.
General Partner



         By:  /s/ Robert L. Lankford
              ----------------------
              ROBERT L. LANKFORD, President
         March 28, 2000