Form 10-Q
period 2000-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2000-05-15
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        Statements of Financial Position

                                                                       March 31, 2000            December 31, 1999
                                                                       --------------            -----------------
                                                                         (Unaudited)

ASSETS:
Cash and cash equivalents                                             $       5,440,406          $       5,553,357
Other receivables                                                                23,196                     25,690
Pension notes issuance costs                                                    208,262                    238,013
Prepaid expenses                                                                192,220                    119,097
Rental property:
     Land                                                                     2,497,725                  2,497,725
     Building, net of accumulated depreciation of
     $6,497,235 in 2000 and $6,354,013 in 1999                               15,793,397                 15,895,147
Other assets                                                                      3,962                      4,543
                                                                      -----------------          -----------------

Total assets                                                          $      24,159,168          $      24,333,572
                                                                      =================          =================


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable                                                 $         146,200          $         175,495
     Interest payable                                                        15,334,173                 14,879,063
     Pension notes                                                           20,157,826                 20,157,826
     Other liabilities                                                          365,487                    296,037
                                                                      -----------------          -----------------

                                                                             36,003,686                 35,508,421
                                                                      -----------------          -----------------
Partners' deficit:
     General Partner                                                           (948,618)                  (928,115)
     Assignor Limited Partner - investment units
        outstanding of 42,506 in 2000 and
         42,691 in 1999                                                     (10,895,900)               (10,246,734)
                                                                      -----------------          -----------------

Total partners' deficit                                                     (11,844,518)               (11,174,849)
                                                                      -----------------          -----------------

Total liabilities and partners' deficit                               $      24,159,168          $      24,333,572
                                                                      =================          =================

                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                                     2000                    1999
                                                                                     ----                    ----

REVENUE:
     Rental income                                                           $       1,236,626       $       1,270,263
     Interest income                                                                    49,096                  38,630
     Other income                                                                       14,223                  22,165
                                                                             -----------------       -----------------

                                                                                     1,299,945               1,331,058
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            273,518                 270,703
     Management fees, dietary fees and other services                                  154,163                 121,373
     Administrative and marketing                                                       14,843                  34,583
     Utilities                                                                         100,134                  82,437
     Maintenance                                                                        40,869                  39,353
     Resident services, other than salaries                                             10,383                   9,321
     Food services, other than salaries                                                133,090                 124,643
     Depreciation                                                                      143,222                 142,119
     Taxes and insurance                                                               145,528                 135,717
                                                                             -----------------       -----------------

                                                                                     1,015,750                 960,249
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          284,195                 370,809
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  811,145                 774,066
     Amortization of pension notes issuance costs                                       29,751                  29,751
     Amortization of organization and offering costs                                        --                  77,615
     Other                                                                             105,525                  81,113
                                                                             -----------------       -----------------

                                                                                       946,421                 962,545
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (662,226)      $        (591,736)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (16)      $             (14)
                                                                             =================       =================

                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                         Statement of Partners' Deficit
                                   (Unaudited)

                                                                                          ASSIGNOR
                                                               GENERAL                     LIMITED
                                                               PARTNER                     PARTNER                TOTAL
                                                               -------                    --------                -----
Partners' deficit
   at December 31, 1999                                    $     (928,115)             $  (10,246,734)        $  (11,174,849)

Distributions                                                      (7,258)                         --                 (7,258)

Repurchased assignor limited partner
   units                                                               --                        (185)                  (185)

Net loss - Three months
   ended March 31, 2000                                           (13,245)                   (648,981)              (662,226)
                                                           --------------              --------------         --------------
Partners' deficit
   at March 31, 2000                                       $     (948,618)             $  (10,895,900)        $  (11,884,518)
                                                           ==============              ==============         ==============
Percentage interest
   at March 31, 2000                                                2%                        98%                   100%
                                                                    ==                        ===                   ====


                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Three months ended March 31,
                                                                                       2000                      1999
                                                                                       ----                      ----

Cash flows from operating activities:
     Rent collections                                                       $      1,239,120          $      1,267,029
     Interest received                                                                49,096                    38,630
     Other income                                                                     14,223                    22,165
     Salary and related benefits                                                    (267,274)                 (274,569)
     Management fees, dietary fees and other services                               (121,122)                 (122,008)
     Other operating expenses paid                                                  (622,044)                 (649,727)
     Interest paid                                                                  (356,035)                 (355,661)
                                                                            ----------------          ----------------

     Net cash used in operating activities                                           (64,036)                  (74,141)
                                                                            ----------------          ----------------

Cash flows from investing activities:

     Capital expenditures                                                            (41,472)                  (16,037)
                                                                            ----------------          ----------------

     Net cash used in investing activities                                           (41,472)                  (16,037)
                                                                            ----------------          ----------------

Cash flows from financing activities:

     Repurchase of assignor limited partnership units                                   (185)                       --
     Distributions                                                                    (7,258)                   (7,259)
                                                                            ----------------          ----------------

     Net cash used in financing activities                                            (7,433)                   (7,259)
                                                                            ----------------          ----------------

Net decrease in cash and cash equivalents                                           (112,951)                  (97,437)

Cash and cash equivalents at beginning of period                                   5,553,357                 5,821,300
                                                                            ----------------          ----------------

Cash and cash equivalents at end of period                                  $      5,440,406          $      5,723,863
                                                                            ================          ================


                       See notes to financial statements.


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows

                                   (Continued)

                                                                                    Three months ended March 31,
                                                                                  2000                        1999
                                                                                  ----                        ----

RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                                    $       (662,226)           $       (591,736)

Adjustments to reconcile net loss to net cash
 used in operating activities:
       Depreciation                                                                  143,222                     142,119
       Amortization of organization
         and offering costs                                                               --                      77,615
       Amortization of pension notes
         issuance costs                                                               29,751                      29,751

Changes in operating assets and liabilities:

       Other assets and receivables                                                    3,075                      (2,764)
       Prepaid expenses                                                              (73,123)                    (84,073)
       Accounts payable                                                              (29,295)                    (29,026)
       Interest payable                                                              455,110                     418,405
       Other liabilities                                                              69,450                     (34,432)
                                                                            ----------------            ----------------

           Total adjustments                                                         598,190                     517,595
                                                                            ----------------            ----------------

Net cash used in operating activities                                       $        (64,036)           $        (74,141)
                                                                            ================            ================


                       See notes to financial statements.
                                       5

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 2000

A.       ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying balance sheet as of December 31, 1999, has been derived from audited financial statements of the Partnership for the year ended December 31, 1999, and the accompanying unaudited financial statements, as of March 31, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2000 and 1999, results of operations, changes in Partner's deficit and cash flows for three month periods ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

B.       TRANSACTIONS  WITH  THE  GENERAL  PARTNER AND AFFILIATES OF THE GENERAL
PARTNER

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership. On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing a current interest rate of 8 percent per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2000 and 1999, were $273,518 and $270,703, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2000 and 1999, were $154,163 and $121,373, respectively.

Distributions of $7,258 were made to the General Partner during the three months ended March 31, 2000.

C.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 2000, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

D.       LEGAL PROCEEDINGS

On or about October 23, 1998, an Interest holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Interest holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

E.       PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13 percent versus the effective rate of approximately 9 percent, an additional liability of approximately $891,911 would be recorded at March 31, 2000 and future interest expense would be reduced by this amount. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9 percent partnership interest.



                                                             Available               March 31,          March 31,
                                                             Units                   2000               1999
                                                             -----                   ----               ----
The Amberleigh at Woodstream Farms
         Williamsville, New York                             271                     85%                92%



On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of the Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. Due to licensure and financing requirements, the land currently will not be used for development

Rent collections for the three-month period decreased to $1,239,120 in 2000 from $1,267,029 in 1999. Decreased rent collections were due to decreased occupancy at the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $1,046,304 in 1999 to $1,010,440 in 2000. Decreased operating expenses paid primarily were due to increased accrued expenses at March 31, 2000.

Cash generated from rental operations prior to the payment of interest expense was insufficient to pay all of the interest on the Pension Notes currently payable, which was $356,035 for the three-month period ended March 31, 2000. Net cash used by operations after the payment of interest expense during the three months ended March 31, 2000 and 1999 was $64,036 and $74,141, respectively. Interest on the Pension Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it is accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly, which totaled $811,145 and $774,066 for the three months ended March 31, 2000 and 1999, respectively. The remaining 6 percent unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $15,334,173 and $14,879,063 at March 31, 2000 and December 31, 1999,
respectively.

Capital expenditures increased $25,435 from $16,037 in 1999 to $41,472 in 2000 due to increased expenditures for painting, carpeting and appliances.

Cash and cash equivalents at March 31, 2000 and December 31, 1999 amounted to $5,440,406 and $5,555,357, respectively.

Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Holders.

Since 1998, cash generated from operations has been insufficient to meet the Partnership's minimum interest payment requirements. The Partnership estimates total unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves. Accordingly, the disposition and/or refinancing value of the remaining property will need to be sufficient to fund the amount in excess of projected cash reserves on the Pension Notes upon their maturity.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2000 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, and accrued Pension
Note interest expense, which are non-cash in nature.

The Partnership net loss increased from $591,736 to $662,226 for the three-month periods ending March 31, 1999 and 2000, respectively. Net loss per assignee interest increased from $14 to $16 for the three-month periods ending March 31, 1999 and 2000, respectively. The increase in the Partnership's net loss was principally due to decreased occupancy and revenues at the Amberleigh, and increased operating expenses. Total revenues for the three-month periods decreased from $1,331,058 in 1999 to $1,299,945 in 2000. The decrease in total revenues was due to decreased occupancy at the Amberleigh. Total operating costs and expenses increased from $960,249 in 1999 to $1,015,750 in 2000. The increase in operating expenses primarily was due to increased overhead reimbursements, utilities, food costs, and taxes. Pension Note interest expense increased from $774,066 to $811,145 for the three-month periods ending March 31, 1999 and 2000, respectively. Amortization of organization and offering costs decreased from $77,615 to $0 for the three-month periods ending March 31, 1999 and 2000, respectively, due to the write off of $68,599 in organization costs in 1999, which was required under the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting Costs of Start-up Activities. Other expenses relating to Partnership administration increased from $81,113 to
$105,525 for the three-month periods ending March 31, 1999 and 2000, respectively, due to increased professional fees and home office allocations.

Year 2000 Issue

The Partnership did not experience any adverse computer disruptions due to the year 2000 issue and does not expect any disruptions due to the year 2000 issue in the future.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership invests its cash in money market accounts. As a result, the Partnership believes any impact of market risk to the Partnership's investments is immaterial.

                                     PART II

Item 1.  Legal Proceedings

On or about October 23, 1998, an Interest holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Interest holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

All other items are not applicable.
-----------------------------------

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

NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner



By:      /s/ Robert Lankford
         ----------------------------------
         Robert Lankford
         President

Date:    May 15, 2000