Form 10-Q
period 2000-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2000-08-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

Yes         X     No
         -------     -------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                       Statements of Financial Position

                                                                         June 30, 2000              December 31, 1999
                                                                         -------------              -----------------
                                                                          (Unaudited)

                                               ASSETS
                                               ------
Cash and cash equivalents                                              $       5,534,593           $        5,553,357
Other receivables                                                                 15,327                       25,690
Pension notes issuance costs                                                     178,511                      238,013
Prepaid expenses                                                                  88,448                      119,097
Rental property:
     Land                                                                      2,497,725                    2,497,725
     Building, net of accumulated depreciation of
       $6,642,429 in 2000 and $6,354,013 in 1999                              15,717,899                   15,895,147
Other assets                                                                       3,722                        4,543
                                                                       -----------------           ------------------

Total assets                                                           $      24,036,225           $       24,333,572
                                                                       =================           ==================


                                     LIABILITIES AND PARTNERS' DEFICIT
                                     ---------------------------------

Liabilities:
     Accounts payable                                                  $         163,341           $          175,495
     Interest payable                                                         15,804,857                   14,879,063
     Pension notes                                                            20,157,826                   20,157,826
     Other liabilities                                                           349,587                      296,037
                                                                       -----------------           ------------------

                                                                              36,475,611                   35,508,421
                                                                       -----------------           ------------------
Partners' deficit:
     General Partner                                                            (967,551)                    (928,115)
     Assignor Limited Partner-42,691 investment
        units outstanding                                                    (11,471,835)                 (10,246,734)
                                                                       ------------------          -------------------

Total partners' deficit                                                      (12,439,386)                 (11,174,849)
                                                                       ------------------          -------------------

Total liabilities and partners' deficit                                $      24,036,225           $       24,333,572
                                                                       =================           ==================

                       See notes to financial statements.



                            NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                            Statement of Operations
                                                  (Unaudited)

                                                                                     Three months ended June 30,
                                                                                     2000                    1999
                                                                                     ----                    ----
REVENUE:

     Rental income                                                           $       1,217,404       $       1,281,019
     Interest income                                                                    55,552                  43,801
     Other income                                                                       15,403                  18,730
                                                                             -----------------       -----------------

                                                                                     1,288,359               1,343,550
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            260,438                 269,105
     Management fees, dietary fees and other services                                  151,683                 117,468
     Administrative and marketing                                                       19,101                  53,176
     Utilities                                                                          58,326                  63,891
     Maintenance                                                                        43,422                  52,799
     Resident services, other than salaries                                              9,504                  11,147
     Food services, other than salaries                                                129,025                 127,896
     Depreciation                                                                      145,193                 142,664
     Taxes and insurance                                                               133,045                 129,533
                                                                             -----------------       -----------------

                                                                                       949,737                 967,679
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          338,622                 375,871
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  823,119                 776,129
     Amortization of pension notes issuance costs                                       29,751                  29,751
     Other                                                                              73,440                 158,332
                                                                             -----------------       -----------------

                                                                                       926,310                 964,212
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (587,688)      $        (588,341)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (14)      $             (14)
                                                                             =================       =================



                       See notes to financial statements.



                            NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                            Statement of Operations
                                                  (Unaudited)

                                                                                      Six months ended June 30,
                                                                                     2000                    1999
                                                                                     ----                    ----
REVENUE:

     Rental income                                                           $       2,454,030       $       2,551,282
     Interest income                                                                   104,648                  82,431
     Other income                                                                       29,626                  40,895
                                                                             -----------------       -----------------

                                                                                     2,588,304               2,674,608
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            533,956                 539,808
     Management fees, dietary fees and other services                                  305,846                 238,841
     Administrative and marketing                                                       33,944                  87,759
     Utilities                                                                         158,460                 146,328
     Maintenance                                                                        84,291                  92,152
     Resident services, other than salaries                                             19,887                  20,468
     Food services, other than salaries                                                262,115                 252,539
     Depreciation                                                                      288,415                 284,783
     Taxes and insurance                                                               278,573                 265,250
                                                                             -----------------       -----------------

                                                                                     1,965,487               1,927,928
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          622,817                 746,680
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                1,634,264               1,550,195
     Amortization of pension notes issuance costs                                       59,502                  59,502
     Amortization of organization and offering costs                                         -                  77,615
     Other                                                                             178,965                 239,445
                                                                             -----------------       -----------------

                                                                                     1,872,731               1,926,757
                                                                             -----------------       -----------------

NET LOSS                                                                     $      (1,249,914)      $      (1,180,077)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (29)      $             (28)
                                                                             =================       =================

                       See notes to financial statements.


                            NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                        Statement of Partners' Deficit
                                                  (Unaudited)

                                                                                    ASSIGNOR LIMITED
                                                        GENERAL PARTNER                  PARTNER                TOTAL
                                                        ---------------                  -------                -----
Partners' deficit
   at December 31, 1999                                $         (928,115)          $    (10,246,734)    $    (11,174,849)

Distributions                                                     (14,438)                         -              (14,438)

Repurchased assignor limited
   partner units                                                        -                       (185)                (185)

Net loss - Six months
   ended June 30, 2000                                            (24,998)                (1,224,916)          (1,249,914)
                                                       ------------------           ----------------     ----------------

Partners' deficit
   at June 30, 2000                                    $         (967,551)          $    (11,471,835)    $    (12,439,386)
                                                       ==================           ================     ================

Percentage interest
   at June 30, 2000                                                     2%                        98%                 100%
                                                                        ==                        ===                 ====


                       See notes to financial statements.


                            NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                           Statements of Cash Flows
                                                  (Unaudited)

                                                                                      Six months ended June 30
                                                                                  2000                      1999
                                                                                  ----                      ----
Cash flows from operating activities:
     Rent collections                                                       $      2,464,393          $      2,554,904
     Interest received                                                               104,648                    82,431
     Other income                                                                     29,626                    40,895
     Salary and related benefits                                                    (529,252)                 (542,082)
     Management fees, dietary fees and other services                               (269,814)                 (241,472)
     Other operating expenses paid                                                  (984,105)               (1,250,220)
     Interest paid                                                                  (708,470)                 (703,591)
                                                                            ----------------          ----------------

     Net cash provided by (used in)
       operating activities                                                          107,026                   (59,135)
                                                                            ----------------          ----------------

Cash flows from investing activities:

     Capital expenditures                                                           (111,167)                  (35,677)
                                                                            ----------------          ----------------

     Net cash used in investing activities                                          (111,167)                  (35,677)
                                                                            ----------------          ----------------

Cash flows from financing activities:
     Repurchase of assignor limited partnership units                                   (185)                        -
     Distributions                                                                   (14,438)                  (14,358)
                                                                            ----------------          ----------------

     Net cash used in financing activities                                           (14,623)                  (14,358)
                                                                            ----------------          ----------------

Net decrease in cash and
     cash equivalents                                                                (18,764)                 (109,170)

Cash and cash equivalents
     at beginning of period                                                        5,553,357                 5,821,300
                                                                            ----------------          ----------------

Cash and cash equivalents
     at end of period                                                       $      5,534,593          $      5,712,130
                                                                            ================          ================


                       See notes to financial statements.



                             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                           Statements of Cash Flows
                                                  (Continued)

                                                                                      Six months Ended June 30,
                                                                                  2000                       1999
                                                                                  ----                       ----
RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                                    $     (1,249,914)           $     (1,180,077)

Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation                                                                  288,415                     284,783
       Amortization of organization and offering costs                                     -                      77,615
       Amortization of pension notes issuance costs                                   59,502                      59,502

Changes in operating assets and liabilities:

       Other assets and receivables                                                   11,184                       3,592
       Prepaid expenses                                                               30,649                      33,572
       Accounts payable                                                              (12,154)                   (148,758)
       Interest payable                                                              925,794                     846,604
       Other liabilities                                                              53,550                     (35,968)
                                                                            ----------------            ----------------

           Total adjustments                                                       1,356,940                   1,120,942
                                                                            ----------------            ----------------

Net cash provided by (used in)
  operating activities                                                      $        107,026            $        (59,135)
                                                                            ================            ================


                       See notes to financial statements.

             NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 2000

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

       Basis of Presentation

       The accompanying balance sheet as of December 31, 1999, has been derived from audited financial statements of the Partnership for the year ended December 31, 1999, and the accompanying unaudited financial statements, as of June 30, 2000 and June 30, 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about March 31, 2000.

       In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2000 and June 30, 1999, results of operations, changes in Partner's deficit and cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

B.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
       PARTNER

       Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership replacing the prior General Partner, NHP/RHGP-I Limited Partnership. On June 10, 1998, the sole owner of the general partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing a current interest rate of 8% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 10, 1998. The Partnership reimburses CSL for the salaries, related benefits and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 2000 and 1999, were $260,438 and $269,105, respectively, and for the six month period ended June 30, 2000 and 1999, were $533,956 and $539,808, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 2000 and 1999, were $151,683 and $117,468, respectively, and for the six months ended June 30, 2000 and 1999, were $305,846 and $238,841, respectively.

       Distributions of $14,438 were made to the General Partner during the six months ended June 30, 2000.

C.     VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the six months ended June 30, 2000, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

D.     LEGAL PROCEEDINGS

       On or about October 23, 1998, an Interests holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Interest holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2
       - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and is vigorously defending itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

E.     PENSION NOTES

       The Pension Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13 percent versus the effective rate of approximately 9 percent, an additional liability of approximately $724,562 would be recorded at June 30, 2000 and future interest expense would be reduced by this amount. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9% partnership interest.

                                                                   Available              June 30             June 30
                                                                     Units                  2000               1999
                                                                     -----                  ----               ----
         The Amberleigh                                               271                    85%                91%
         At Woodstream Farms
         Williamsville, New York

On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of the Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. Due to licensure and financing requirements, there are no current plans to develop this land.

Rent collections for the six-month period decreased to $2,464,393 in 2000 from $2,554,904 in 1999 and is primarily due to decreased occupancy at the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $2,033,774 in 1999 to $1,783,171 in 2000. Decreases in paid operating expenses were primarily due to non-reoccurring payments of Amberleigh and development costs paid in 1999.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $708,470 for the six-month period ended June 30, 2000. Net cash provided (used) from operations, after the payment of interest expense, during the six months ended June 30, 2000 and 1999 was $107,026 and $(59,135), respectively. Interest on the Pension Notes bears stated simple interest at 13% rate per annum, and is paid on a 7% rate per annum. It is accrued, however, under the effective interest method at a rate of approximately 9% per annum compounded quarterly, which totaled $1,634,264 and $1,550,195 for the six months ended June 30, 2000 and 1999, respectively. The remaining 6% unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $15,804,857 and $14,879,063 at June 30, 2000 and December 31, 1999, respectively.

Capital expenditures increased $75,490 from $35,677 in 1999 to $111,167 in 2000 due to increased expenditures for painting, carpeting, appliances and a bus.

Cash and cash equivalents at June 30, 2000 and December 31, 1999 amounted to $5,534,593 and $5,553,357, respectively.

Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee holders.

Since 1998, cash generated from operations has been insufficient to meet the Partnership's minimum interest payment requirements with exception of the current quarter ending June 30, 2000. The Partnership estimates total unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves at that time.

RESULTS OF OPERATIONS
---------------------

The Partnership's net loss for the six months ended June 30, 2000 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, amortization of organization and offering costs, and accrued Pension Note interest expense, which are noncash in nature.

The Partnership net loss increased from $1,180,077 to $1,249,914 for the six-month period ending June 30, 1999 and 2000, respectively. Net loss per Assignee Interest increased from $28 to $29 for the six-month period ending June 30, 1999 and 2000, respectively. The increase in the Partnership's net loss was principally due to decreased occupancy and revenues at the Amberleigh, and increased operating expenses. Total revenues for the six-month period decreased from $2,674,608 in 1999 to $2,588,304 in 2000. The decrease in total revenues was primarily due to decreased occupancy at the Amberleigh. Total operating costs and expenses increased from $1,927,928 in 1999 to $1,965,487 in 2000. Increased operating costs and expenses were primarily due to increased management fees, dietary fees and other service expense. Pension Notes interest expense increased from $1,550,195 to $1,634,264 for the six-month period ending June 30, 1999 and 2000, respectively. Amortization of organization and offering costs decreased from $77,615 to $0 for the six-month period ending June 30, 1999 and 2000, respectively, due to the write off of $68,599 in organization costs required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-up Activities. Other expenses relating to Partnership administration decreased from $239,445 to $178,965 for the six-month period ending June 30, 1999 and 2000, respectively, due to decreased professional fees.

YEAR 2000 ISSUE
---------------

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On or about October 23, 1998, an Interests holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Interests holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a motion to dismiss in the case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

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



                                    By:   /s/ Robert Lankford
                                          --------------------------------------
                                          Robert Lankford
                                          President


                                    Date:    August 14, 2000