Form 10-Q
period 2000-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2000-11-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



                        NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Consolidated Statements of Financial Position

                                                                       September 30, 2000           December 31, 1999
                                                                       ------------------           -----------------
                                                                          (Unaudited)

ASSETS
Cash and cash equivalents                                              $       5,672,316           $        5,553,357
Other receivables                                                                 20,270                       25,690
Pension notes issuance costs                                                     148,760                      238,013
Prepaid expenses                                                                  27,029                      119,097
Rental property
     Land                                                                      2,497,725                    2,497,725
     Building, net of accumulated depreciation of
     $6,789,359 in 2000 and $6,354,013 in 1999                                15,590,396                   15,895,147
Other assets                                                                       3,772                        4,543
                                                                       -----------------           ------------------

Total assets                                                           $      23,960,268           $       24,333,572
                                                                       =================           ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

     Accounts payable                                                  $         132,072           $          175,495
     Interest payable                                                         16,288,465                   14,879,063
     Pension notes                                                            20,157,826                   20,157,826
     Other liabilities                                                           383,794                      296,037
                                                                       -----------------           ------------------

                                                                              36,962,157                   35,508,421
                                                                       -----------------           ------------------
Partners' deficit

     General partner                                                            (985,831)                    (928,115)
     Assignor limited partners--42,208 and 42,691
        investment units outstanding in 2000 and 1999,
         respectively                                                        (12,016,058)                 (10,246,734)
                                                                       -----------------           ------------------

Total partners' deficit                                                      (13,001,889)                 (11,174,849)
                                                                       -----------------           ------------------

Total liabilities and partners' deficit                                $      23,960,268           $       24,333,572
                                                                       =================           ==================


                       See notes to financial statements


                       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                Consolidated Statements of Operations
                                             (Unaudited)

                                                                                  Three-months ended September 30,
                                                                                     2000                     1999
                                                                                     ----                     ----
REVENUE
     Rental income                                                           $       1,270,624       $       1,252,796
     Interest income                                                                    60,166                  51,403
     Other income                                                                       15,535                  15,925
                                                                             -----------------       -----------------

                                                                                     1,346,325               1,320,124
                                                                             -----------------       -----------------

COSTS AND EXPENSES
     Salaries, related benefits and overhead reimbursements                            269,054                 275,409
     Management fees, dietary fees and other services                                  164,511                 144,281
     Administrative and marketing                                                       17,862                  33,558
     Utilities                                                                          58,595                  56,371
     Maintenance                                                                        46,531                  43,845
     Resident services, other than salaries                                              9,619                  12,013
     Food services, other than salaries                                                133,007                 133,511
     Depreciation                                                                      146,931                 143,494
     Taxes and insurance                                                               110,959                 123,697
                                                                             -----------------       -----------------

                                                                                       957,069                 966,179
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          389,256                 353,945
                                                                             -----------------       -----------------

OTHER EXPENSES
     Interest expense -- pension notes                                                 835,449                 803,291
     Amortization of pension notes issuance costs                                       29,751                  29,751
     Other                                                                              79,082                 225,193
                                                                             -----------------       -----------------

                                                                                       944,282               1,058,235
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (555,026)      $        (704,290)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (13)      $             (16)
                                                                             =================       =================


                       See notes to financial statements


                       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                Consolidated Statements of Operations
                                             (Unaudited)

                                                                                   Nine-months ended September 30,
                                                                                     2000                    1999
                                                                                     ----                    ----
REVENUE
     Rental income                                                           $       3,724,654       $       3,804,078
     Interest income                                                                   164,814                 133,834
     Other income                                                                       45,161                  56,820
                                                                             -----------------       -----------------

                                                                                     3,934,629               3,994,732
                                                                             -----------------       -----------------

COSTS AND EXPENSES
     Salaries, related benefits and overhead reimbursements                            803,010                 815,217
     Management fees, dietary fees and other services                                  470,357                 383,122
     Administrative and marketing                                                       51,806                 121,317
     Utilities                                                                         217,055                 202,699
     Maintenance                                                                       130,822                 135,997
     Resident services, other than salaries                                             29,506                  32,481
     Food services, other than salaries                                                395,122                 386,050
     Depreciation                                                                      435,346                 428,277
     Taxes and insurance                                                               389,532                 388,947
                                                                             -----------------       -----------------

                                                                                     2,922,556               2,894,107
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                        1,012,073               1,100,625
                                                                             -----------------       -----------------

OTHER EXPENSES
     Interest expense -- pension notes                                               2,469,713               2,353,486
     Amortization of pension notes issuance costs                                       89,253                  89,253
     Amortization of organization and offering costs                                         -                  77,615
     Other                                                                             258,047                 464,638
                                                                             -----------------       -----------------

                                                                                    (2,817,013)              2,984,992
                                                                             -----------------       -----------------

NET LOSS                                                                     $      (1,804,940)      $      (1,884,367)
                                                                             =================       =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (42)      $             (43)
                                                                             =================       =================


                       See notes to financial statements


                       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Consolidated Statement of Partners' Deficit
                                             (Unaudited)

                                                                                    ASSIGNOR LIMITED
                                                        GENERAL PARTNER                 PARTNERS                TOTAL
                                                        ---------------                 --------                -----
Partners' deficit
   at December 31, 1999                                $         (928,115)           $    (10,246,734)     $   (11,174,849)

Distributions                                                     (21,617)                          -              (21,617)

Repurchased assignor limited
   partners units                                                       -                        (483)                (483)

Net loss - nine-months
   ended September 30, 2000                                       (36,099)                 (1,768,841)          (1,804,940)
                                                       ------------------            ----------------      ---------------

Partners' deficit
   at September 30, 2000                               $         (985,831)           $    (12,016,058)     $   (13,001,889)
                                                       ==================            ================      ===============

Percentage interest
   at September 30, 2000                                                2%                         98%                 100%
                                                                        ==                         ===                 ====


                       See notes to financial statements


                       NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                                  Nine-months ended September 30
                                                                                  2000                      1999
                                                                                  ----                      ----
CASH FLOWS FROM OPERATING ACTIVITES
     Rent collections                                                       $      3,730,074          $      3,805,450
     Interest received                                                               164,814                   133,834
     Other income                                                                     45,161                    56,820
     Salary and related benefits                                                    (805,944)                 (807,881)
     Management fees, dietary fees
       and other services                                                           (394,376)                 (384,773)
     Other operating expenses paid                                                (1,407,764)               (1,991,832)
     Interest paid                                                                (1,060,311)               (1,065,763)
                                                                            ----------------          ----------------

     Net cash provided by (used in)
       operating activities                                                          271,654                  (254,145)
                                                                            ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                           (130,595)                  (71,192)
                                                                            ----------------          ----------------

     Net cash used in investing activities                                          (130,595)                  (71,192)
                                                                            ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITY
     Repurchase of assignor limited partnership units                                   (483)                        -
     Distributions                                                                   (21,617)                  (21,538)
                                                                            ----------------          ----------------

     Net cash used in financing activity                                             (22,100)                  (21,538)
                                                                            ----------------          ----------------

Net increase (decrease) in cash and
     cash equivalents                                                                118,959                  (346,875)

Cash and cash equivalents
     at beginning of period                                                        5,553,357                 5,821,300
                                                                            ----------------          ----------------

Cash and cash equivalents
     at end of period                                                       $      5,672,316          $      5,474,425
                                                                            ================          ================


                       See notes to financial statements



                        NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                Consolidated Statements of Cash Flows
                                             (Continued)

                                                                                   Nine-months ended September 30,
                                                                                  2000                       1999
                                                                                  ----                       ----

RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES

Net loss                                                                    $     (1,804,940)           $     (1,884,367)

Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation                                                               435,346                     428,277
          Amortization of organization and offering costs                                  -                      77,615
          Amortization of pension notes issuance costs                                89,253                      89,253

Changes in operating assets and liabilities
          Other assets and receivables                                                 6,191                       1,872
          Prepaid expenses                                                            92,068                     (79,367)
          Accounts payable                                                           (43,423)                   (132,453)
          Interest payable                                                         1,409,402                   1,287,723
          Other liabilities                                                           87,757                     (42,698)
                                                                            ----------------            ----------------

          Total adjustments                                                        2,076,594                   1,630,222
                                                                            ----------------            ----------------

Net cash provided by (used in)
  operating activities                                                      $        271,654            $       (254,145)
                                                                            ================            ================



                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                               September 30, 2000

A.     ACCOUNTING POLICIES

       Nature of Business

       NHP Retirement Housing Partners I Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on March 10, 1986. The Partnership was formed for the purpose of raising capital by issuing both Pension Notes ("Pension Notes") to tax-exempt investors and selling partnership interests in the form of
       Assignee Interests ("Interests") to taxable individuals. Interests represent assignments of the limited partnership interests of the Partnership issued to the Assignor Limited Partner, NHP RHP-I Assignor Corporation. The proceeds from the sale of the Pension Notes and Interests have been invested in residential rental properties for retirement age occupants.

       Basis of Presentation

       The accompanying balance sheet as of December 31, 1999, has been derived from audited financial statements of the Partnership for the year ended December 31, 1999, and the accompanying unaudited financial statements, as of September 30, 2000 and September 30, 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about March 31, 2000.

       In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2000 and September 30, 1999, results of operations, changes in Partners' deficit and cash flows for the three and nine month periods ended September 30, 2000 and September 30, 1999. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

B.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
       PARTNER

       Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the new sole general partner of the Partnership replacing the prior General Partner, NHP/RHGP-I Limited Partnership. On June 10, 1998, the sole owner of the general partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing a current interest rate of 8% per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

       Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 10, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 2000 and 1999, were $269,054 and $275,409, respectively, and were $803,010 and $815,217 for the nine months ended September 30, 2000 and 1999, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 2000 and 1999, were $164,511 and $144,281 respectively, and were $470,357 and $383,122 for the nine months ended September 30, 2000 and 1999, respectively.

       Distributions of $21,617 were made to the General Partner during the nine months ended September 30, 2000.

C.     VALUATION OF RENTAL PROPERTY

       Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the nine months ended September 30, 2000, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

D.     LEGAL PROCEEDINGS

       On or about October 23, 1998, an Interest holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in the Parnership in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Interest holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and is vigorously defending itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

E.     PENSION NOTES

       The Pension Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13 percent versus the effective rate of approximately 9 percent, an additional liability of approximately $546,219 would be recorded at

       September 30, 2000 and future interest expense would be reduced by this amount. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9% partnership interest.

                               Available        September 30        September 30
                                 Units               2000               1999
                                 -----               ----               ----

          The Amberleigh           271                86%                91%
         At Woodstream Farms
         Williamsville, New York

On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of the Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. Due to licensure and financing issues, there are no current plans to develop this land.

Rent collections for the nine-month period decreased to $3,730,074 in 2000 from $3,805,450 in 1999 and is primarily due to decreased occupancy at the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $3,184,486 in 1999 to $2,608,084 in 2000. Decreases in operating expenses paid were due to increased accounts payable and other liabilities, and decreased other expenses for the nine months ended September 30, 2000.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $1,060,311 for the nine month period ended September 30, 2000. Net cash provided (used) from operations, after the payment of interest expense, during the nine months ended September 30, 2000 and 1999 was $271,654 and $(254,145), respectively. Interest on the Pension Notes bears stated simple interest at 13% rate per annum, and is paid on a 7% rate per annum. It is accrued, however, under the effective interest method at a rate of approximately 9% per annum compounded quarterly, which totaled $2,469,713 and $2,353,486 for the nine months ended September 30, 2000 and 1999, respectively. The remaining 6% unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $16,288,465 and $14,879,063 at September 30, 2000 and December 31, 1999,
respectively.

Capital expenditures increased $59,403 from $71,192 in 1999 to $130,595 in 2000 due to increased expenditures for painting, carpeting, appliances and a bus.

Cash and cash equivalents at September 30, 2000 and December 31, 1999 amounted to $5,672,316 and $5,553,357, respectively.

Future funds may not be available to meet operating requirements, including the ultimate payment of principal and deferred interest on the Pension Notes. This cash need has caused the General Partner to determine that it is not financially appropriate to make distributions to Interest holders.

Since 1998, cash generated from operations has been insufficient to meet the Partnership's minimum interest payment requirements with exception of the second and third quarters ending September 30, 2000. The Partnership estimates total unpaid interest and principal will approximate $38 million at December 31, 2001, the maturity date of the Pension Notes, which is in excess of projected cash reserves at that time. Accordingly, it is not likely that funds will be sufficient to pay the Pension Notes and deferred interest in whole. If this is so, there will not be any funds available to pay Interest holders at the maturity of the Pension Notes.

RESULTS OF OPERATIONS

The Partnership's net loss for the nine months ended September 30, 2000 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, and accrued Pension
Note interest expense, which are noncash in nature.

The Partnership's net loss decreased from $1,884,367 to $1,804,940 for the nine-month period ending September 30, 1999 and 2000, respectively. Net loss per Interest decreased from $43 to $42 for the nine-month period ending September 30, 1999 and 2000, respectively. The decrease in the Partnership's net loss was principally due to decreased other expenses. Total revenues for the nine month period decreased from $3,804,078 in 1999 to $3,724,654 in 2000. The decrease in total revenues was primarily due to decreased occupancy at the Amberleigh. Total operating costs and expenses increased from $2,894,107 in 1999 to $2,922,556 in 2000. Increased operating costs and expenses were primarily due to increased management fees, dietary fees and other service expense. Pension Notes interest expense increased from $2,353,486 to $2,469,713 for the nine-month period ending September 30, 1999 and 2000, respectively. Amortization of organization and offering costs decreased from $77,615 to $0 for the nine month period ending September 30, 1999 and 2000, respectively, due to the write off of $68,599 in organization costs required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-up Activities. Other expenses relating to Partnership administration decreased from $464,638 to $258,047 for the nine month period ending September 30, 1999 and 2000, respectively, due to decreased professional fees.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership invests its cash in money market accounts. As a result, the Partnership believes any impact of market risk to the Partnership's investments is immaterial.

PART II

ITEM 1.  LEGAL PROCEEDINGS

On or about October 23, 1998, an Interest holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in the Partnership in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Interest holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a motion to dismiss in the case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

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


                                   Date:    November 14, 2000