Form 10-K
period 2000-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2001-03-30
CIK 793730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ______________.

Commission file number 0-16815
                       -------

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      52-1453513
------------------------------                  ---------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

14160 Dallas Parkway, Suite 300, Dallas, Texas                     75240
----------------------------------------------                     -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (972) 770-5600
                                                     -------------

Securities registered pursuant to Section 12(g) of the Act:

                                Limited Partnership Assignee Interests
                                --------------------------------------
                                         (Title of Class)

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

Documents incorporated by reference:  None
                                      ----
                                                                    Page 1 of 32
                                                          Exhibit Index: Page 31

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                 2000 FORM 10-K
                                TABLE OF CONTENTS



PART I                                                                                                  Page

Item 1.      Business                                                                                    3
Item 2.      Properties                                                                                  5
Item 3.      Legal Proceedings                                                                           6
Item 4.      Submission of Matters to a Vote of Security Holders                                         7

PART II

Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership Matters                           7
Item 6.      Selected Financial Data                                                                     8
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                8
Item 7A.     Qualitative and Quantitative Disclosure About Market Risk                                  10
Item 8.      Financial Statements and Supplementary Data                                                10

PART III

Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                     29
Item 10.     Directors and Executive Officers of the Registrant                                         29
Item 11.     Executive Compensation                                                                     30
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                                              30
Item 13.     Certain Relationships and Related Transactions                                             31

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            31



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

The original General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I), a Delaware limited partnership, and NHP/RHGP-I held a 2 percent interest as General Partner in the Partnership. On December 19, 1991, NHP/RHGP-I executed an amended and restated purchase agreement with Capital Realty Group Properties, Inc. (CRG), a Texas corporation, for the transfer of its General Partner interests in the Partnership. CRG assigned its rights under this purchase agreement to an affiliate, Capital Realty Group Senior Housing, Inc. (CRGSH), a Texas corporation. Effective January 1, 1992, CRGSH was selected by NHP/RHGP-I to manage the five properties of the Partnership. Effective June 1, 1993, the Partnership entered into a Partnership Management Agreement with CRGSH to provide administrative services on behalf of the Partnership. This Partnership management agreement was terminated effective upon CRGSH becoming the substitute General Partner.

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

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum since December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The remaining interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note.
Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229. The phone number is
(972) 679-7477.

The Partnership's business is to operate residential rental properties for retirement age occupants (the Properties). The Partnership presently owns a
99.99 percent partnership interest in one property. See Item 2, Properties, for a description of this Property and the business plan for the Property.

The Partnership did not have any employees as of December 31, 2000.

Dissolution of Partnership

On December 31, 2001, the Pension Notes and deferred interest of approximately $38,668,000 will mature and become due. Given the level of the Partnership's cash reserves at December 31, 2000 and estimated value of Partnership assets, the Partnership is not expected to have sufficient funds to fully repay the maturing Pension Notes and deferred interest on December 31, 2001. Accordingly, the Partnership does not expect to have any funds available for distribution to the Assignee Holders.

If the Pension Notes are not fully paid at their maturity, a default will occur under the Pension Notes and Trust Indenture under which the Pension Notes are administered. In such event, the Trustee may choose to liquidate the Partnership's assets in an effort to satisfy the Pension Notes. A concern arises that such a sale may be a "fire" or "distressed" sale and, as a result, may not yield the maximum value for the Partnership's assets. Further concern arises from the apparent weakening in the sales market for senior living communities. Because of these factors and the savings that may be obtained from earlier payment on the Pension Notes, the General Partner has deemed it prudent to dissolve the Partnership and sell its remaining asset to obtain the best terms for a sale and accordingly, maximize value realization of the Partnership's remaining asset.

Accordingly, on February 12, 2001, the General Partner notified the Note Holders and Assignee Holders of its intent to dissolve the Partnership effective May 21, 2001. The dissolution is subject to the rights of the Limited Partners to elect to continue the business of the Partnership. Following dissolution, the Partnership will take all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims.

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

ITEM 2.  PROPERTIES

On September 30, 1998, the Partnership sold four properties to Capital Senior Living Properties 2 - NHPCT, Inc., a wholly owned subsidiary of CSLC, for $40,650,000. The four properties sold were the Atrium at Carmichael, Crosswood Oaks, The Heatherwood and the Veranda Club. After the sale, The Amberleigh
(Property) is the only remaining property in which the Partnership has any interest. After payment of closing costs, the Partnership netted $322,652 in cash proceeds from the sale after $22,514,174 was allocated for partial redemption of Pension Notes, $15,703,636 allocated for partial payment of deferred interest on redeemed Pension Notes, and $413,188 for payment of current interest due on redeemed Pension Notes. The Partnership recognized a $9,249,174 gain on sale of those properties at September 30, 1998. In October 1998, the Partnership recognized approximately $1,856,485 of additional interest expense paid on redeemed Pension Notes resulting from the difference between the stated interest rate of 13 percent on the Pension Notes and the accrued interest rate of approximately 9 percent recorded by the Partnership under the effective interest rate method. Due to the partial redemption of Pension Notes, the Partnership recognized $525,891 of losses on early extinguishment of debt relating to the write off of issuance and organization costs on Pension Notes that were redeemed. The partial redemption of Pension Notes will reduce the amount of deferred interest, which continues to accrue on the remaining Pension Notes.

The following is a schedule of the Property owned by the Partnership at December 31, 2000. The Amberleigh is owned by a limited partnership in which the Partnership is a 99.99 percent partner. The Amberleigh is encumbered by a mortgage for the benefit of the Pension Note holders.


                                                       Units Occupied                     Units Occupied
                                   Number            as a Percentage of                 as a Percentage of
          Property                   of              Total Units, as of                 Total Units, as of
        Name/Location               Units             December 31, 2000                  December 31, 1999
        -------------               -----             -----------------                  -----------------

The Amberleigh                       271                     86%                                87%
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

The business plan for the Amberleigh will be to continue to aggressively lease up the property in order to maximize re-sale value prior to sale. To achieve this plan, an additional marketing executive has been hired, the regional marketing director has been relocated to office on-site at the facility, and a community outreach program has been implemented. The General Partner believes this business plan will provide an opportunity for improved occupancy at the property, and increase its potential resale value.

Due to the Partnership's goal to remain competitive in its real estate markets, the General Partner developed an ongoing capital improvement program that was implemented in 1994. The program generally includes painting of the building, replacement of carpet and curtains, purchase of new furniture and furniture refurbishment, and purchase of new equipment. Budgeted operational capital expenditures for 2001 are approximately $123,725.

ITEM 3.  LEGAL PROCEEDINGS

On or about  October  23,  1998,  Robert  Lewis  filed a putative  class  action complaint on behalf of certain holders of assignee interests (Assignee Interests) in the Partnership in the Delaware Court of Chancery against the Partnership, CSLC, Capital Senior Living Properties 2-NHPCT, Inc. and CRGSH, Inc. (collectively the Defendants). Mr. Lewis purchased 90 Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendant breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and is vigorously defending itself this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate any liability related to this claim, if any.

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

         As of March 1, 2001, there were 2,271 registered holders of Assignee Interests and 3,109 registered holders of Pension Notes.

         As of March 1, 2001, Capital Senior Living Properties, Inc. owned approximately 14,131 Pension Notes, or approximately 33 percent of the Partnership's outstanding Pension Notes.

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

         For each of the years ended December 31, 2000, 1999 and 1998, interest paid to the Pension Note Holders as a group totaled $1,416,337, $1,421,799, and $2,589,891, respectively, per year. With respect to the fourth quarter of 2000, interest payments paid to Pension Note Holders on March 1, 2001 amounted to $355,661. In addition to the fourth quarter 2000 interest payment made on March 1, 2001, an additional $1,000,000 deferred interest payment was disbursed on March 1, 2001.

         No cash distributions were paid to the Assignee Interest Holders during 2000, 1999, or 1998. As presented in the Statement of Cash Flows (as stated below), cash and cash equivalents (decreased) increased $(60,769), $(267,943), and $1,325,567 for the years ended December 31,
         2000, 1999 and 1998, respectively. Future cash requirements have caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest Holders.

b.       Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   Years Ended December 31,

                                            2000            1999             1998            1997             1996
                                            ----            ----             ----            ----             ----

Revenue                               $   5,274,800   $   5,322,600    $ 13,746,088    $  15,548,138    $  14,488,099
                                      =============   =============    ============    =============    =============
Net Income (Loss)                     $  (2,473,796)  $  (2,474,347)   $  3,409,569    $  (3,522,917)   $  (3,574,668)
                                      =============   =============    ============    =============    ==============

Net Income (Loss) per Assignee
Interest                              $         (58)  $         (57)   $         61    $         (81)   $         (82)
                                      =============   ==============   ============    ==============   ==============

Total assets                          $  23,753,479   $  24,333,572    $ 25,262,800    $  55,585,840    $  56,071,884
                                      =============   =============    ============    =============    =============

Long-term obligations,
   Pension Notes, and related
   interest payable                   $  36,938,253   $  35,036,889    $ 33,300,689    $  66,402,407    $  63,353,172
                                      =============   =============    ============    =============    =============
Cash distributions per
   Assignee Interest                  $           0   $           0    $          0    $           0    $           0
                                      =============   =============    ============    =============    =============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Income from rental operations decreased to $1,350,158 from $1,456,968 and $3,402,021 for the years ended December 31, 2000, 1999, and 1998, respectively. Rental revenue decreased in 2000 to $5,274,800 from $5,322,600 in 1999 due to lower occupancies at the Property. Rental expenses slightly increased to $3,924,642 in 2000 from $3,865,632 in 1999 due to increased costs attributable to inflation.

Rental revenue decreased in 1999 to $5,322,600 from $13,746,088 in 1998. Rental expenses also decreased to $3,865,632 in 1999 from $10,344,067 in 1998. Both decreases in rental revenues and expenses from 1998 to 1999 were due to the sale of four properties on September 30, 1998. Due to the sale of four properties on September 30, 1998, the Partnership recognized in 1998 a gain on sale of $9,249,174, a loss on early extinguishment of debt of $525,891, and additional interest expense on Pension Notes of $1,856,485 on the redeemed Pension Notes.

The Partnership's net income (loss) is $(2,473,796), $(2,474,347) and $3,409,569 for the years ended December 31, 2000, 1999, and 1998, respectively.

Liquidity and Capital Resources.

Net cash provided by operating activities during 2000 was $126,945, representing an increase over 1999 net cash used by operating activities of $125,391. Net cash provided in 2000 operations primarily was due to decreased other operating expenses paid. Rent collections decreased to $4,985,113 in 2000 from $5,056,293 in 1999, primarily due to lower occupancy at the Property. Likewise, rental collections decreased from $13,401,008 in 1998 to $5,056,293 in 1999 due to the sale of the properties in 1998. Operating expenses paid decreased from $4,012,953 in 1999 to $3,721,034 in 2000 primarily due to decreased other operating expenses paid. Operating expenses decreased from $9,448,442 in 1998 to $4,012,953 in 1999 due to the sale of the properties in 1998. Interest paid was $1,416,337 in 2000, $1,421,799 in 1999, and $2,589,891 in 1998.

For the years ended 2000 and 1998, cash generated from rental operations was sufficient to pay the base interest amount on the outstanding Pension Notes of $1,416,337 and $2,589,891, respectively. However, cash generated from rental operations during 1999 was insufficient to pay the base interest amount of $1,421,799. Interest payments on the Pension Notes are accrued at a 13 percent rate, but were paid based on a 7 percent pay rate in 2000, 1999, and 1998. The remaining 6 percent unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes continues to be accrued and are due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 2000 amounted to $16,780,427.

Cash and cash equivalents at December 31, 2000 amounted to $5,492,588 as compared to $5,553,357 at December 31, 1999.

Dissolution of Partnership

On December 31, 2001, the Pension Notes and deferred interest of approximately $38,668,000 will mature and become due. Given the level of the Partnership's cash reserves at December 31, 2000 and estimated value of Partnership assets, the Partnership is not expected to have sufficient funds to fully repay the maturing Pension notes and deferred interest on December 31, 2001. Accordingly, the Partnership does not expect to have any funds available for distribution to the Assignee Holders.

If the Pension Notes are not fully paid at their maturity, a default will occur under the Pension Notes and Trust Indenture under which the Pension Notes are administered. In such event, the Trustee may choose to liquidate the Partnership's assets in an effort to satisfy the Pension Notes. A concern arises that such a sale may be a "fire" or "distressed" sale and, as a result, may not yield the maximum value for the Partnership's assets. Further concern arises from the apparent weakening in the sales market for senior living communities. Because of these factors and the savings that may be obtained from earlier payment on the Pension Notes, the General Partner has deemed it prudent to dissolve the Partnership and sell its remaining asset to obtain the best terms for a sale and accordingly, maximize value realization of the Partnership's remaining asset.

Accordingly, on February 12, 2001, the General Partner notified the Note Holders and Assignee Holders of its intent to dissolve the Partnership effective May 21, 2001. The dissolution is subject to the rights of the Limited Partners to elect to continue the business of the Partnership. Following dissolution, the Partnership will take all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims.

Management's plans are to continue to manage the Property prudently in order to maximize the resale value of the Property during the dissolution of the Partnership.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership believes any impact of market risk to the Partnership's operations is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Partnership are included on pages 11 through 28 of this report.

                          REPORT OF ERNST & YOUNG LLP,

                              INDEPENDENT AUDITORS

The Partners

NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statements of financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHP Retirement Housing Partners I Limited Partnership at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NHP Retirement Housing Partners I Limited Partnership (the Partnership) will continue as a going concern. As more fully described in Note 9, the Partnership has Pension Notes and accrued interest of $38,668,000 due at December 31, 2001, that are expected to be in excess of the net book value of the Partnership's assets available to meet this liability, which is $23,753,479 at December 31, 2000. Additionally, without proceeds from the sale of the Partnership's principal  operating  property  during  2001,  the  Partnership  will  not  have sufficient liquidity to repay substantially all the Pension Notes and accrued interest when due. On February 12, 2001, the General Partner of the Partnership notified the Note Holders and Assignee Holders of its intent to dissolve the Partnership effective May 21, 2001. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      Ernst & Young LLP
Dallas, Texas
January 26, 2001
except for notes 1 and 9, as to which the date is February 12, 2001

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL POSITION


                                                                                    December 31,
                                                                           2000                       1999
                                                                           ----                       ----

ASSETS (Notes 1 and 6)

Cash and cash equivalents (Note 2)                                  $       5,492,588           $       5,553,357

Receivables                                                                    36,174                      25,690

Pension Notes issuance costs (Note 1)                                         119,009                     238,013

Prepaid expenses                                                              132,989                     119,097

Rental property (Notes 1 and 10):
   Land                                                                     2,497,725                   2,391,705

   Buildings and improvements, net of
     accumulated depreciation of $6,936,874
     in 2000 and $6,354,013 in 1999                                        15,470,554                  16,001,167

Other assets                                                                    4,440                       4,543
                                                                    -----------------           -----------------

Total assets                                                        $      23,753,479           $      24,333,572
                                                                    =================           =================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable                                                 $         203,373           $         175,495
   Interest payable (Notes 1 and 6)                                        16,780,427                  14,879,063
   Pension Notes (Notes 1 and 6)                                           20,157,826                  20,157,826
   Other liabilities (Note 2)                                                 289,944                     296,037
                                                                    -----------------           -----------------

                                                                           37,431,570                  35,508,421
                                                                    -----------------           -----------------

Contingencies (Note 12)

Partners' deficit (Notes 5 and 7):
   General Partner                                                         (1,006,466)                   (928,115)
   Assignee Limited Partner - 42,120 and 42,691
     investment units outstanding in 2000 and 1999,                       (12,671,625)                (10,246,734)
     respectively                                                  ------------------          ------------------


Total partners' deficit                                                   (13,678,091)                (11,174,849)
                                                                    -----------------           -----------------

Total liabilities and partners' deficit                             $      23,753,479           $      24,333,572
                                                                    =================           =================


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                          2000               1999              1998
                                                                          ----               ----              ----

REVENUES

   Rental income                                                      $    4,995,597     $    5,069,532    $   13,381,567
   Interest income                                                           216,442            181,994           149,883
   Other income                                                               62,761             71,074           214,638
                                                                      --------------     --------------    --------------

                                                                           5,274,800          5,322,600        13,746,088
                                                                      --------------     --------------    --------------

COSTS AND EXPENSES
   Salaries, related benefits and overhead reimbursements (Note 3)         1,080,206          1,074,947         3,318,570
   Management fees, dietary fees and other services (Note 3)                 460,444            457,581         1,235,020
   Administrative and marketing                                              235,967            228,217           552,944
   Utilities                                                                 286,361            267,087           729,706
   Maintenance                                                               181,526            174,640           421,542
   Resident services, other than salaries                                     38,661             45,182           230,693
   Food services, other than salaries                                        533,939            529,369         1,350,723
   Depreciation                                                              582,861            570,238         1,462,362
   Taxes and insurance                                                       524,677            518,371         1,042,507
                                                                      --------------     --------------    --------------

                                                                           3,924,642          3,865,632        10,344,067
                                                                      --------------     --------------    --------------

INCOME FROM RENTAL OPERATIONS                                              1,350,158          1,456,968         3,402,021
                                                                      --------------     --------------    --------------

OTHER (INCOME) EXPENSES
   Gain on sale (Note 4)                                                           -                  -        (9,249,174)
   Loss on early extinguishment of debt (Note 4)                                   -                  -           525,891
   Interest expense - Pension Notes (Note 6)                               3,317,701          3,157,999         8,119,171
   Amortization of Pension Notes issuance costs                              119,004            119,004           220,845
   Amortization of Pension Notes organization costs                                -             77,615            43,800
   Other expenses                                                            387,249            576,697           331,919
                                                                      --------------     --------------    --------------

                                                                           3,823,954          3,931,315            (7,548)
                                                                      --------------     --------------    --------------

NET INCOME (LOSS)                                                     $   (2,473,796)    $   (2,474,347)    $   3,409,569
                                                                      ===============    ===============   ==============

ALLOCATION OF NET INCOME (LOSS)
   General Partner                                                    $      (49,476)    $      (49,487)    $     808,125
   Assignor Limited Partner                                               (2,424,320)        (2,424,860)        2,601,444
                                                                      ---------------    ---------------   --------------

                                                                      $   (2,473,976)    $   (2,474,347)    $   3,409,569
                                                                       ==============     ==============   ==============

NET INCOME (LOSS) PER ASSIGNEE INTEREST                               $          (58)    $          (57)    $          61
                                                                       ==============     ==============   ==============


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                                                Assignee
                                                             General             Limited
                                                             Partner            Partners                Total


Partners' deficit at December 31, 1997              $       (1,596,670)   $     (10,423,318)     $      (12,019,988)

Distributions                                                  (61,287)                   -                 (61,287)

Net Income                                                     808,125            2,601,444               3,409,569
                                                      ----------------      ---------------         ---------------

Partners' deficit at December 31, 1998                        (849,832)          (7,821,874)             (8,671,706)

Distributions                                                  (28,796)                   -                 (28,796)

Net Loss                                                       (49,487)          (2,424,860)             (2,474,347)
                                                      ----------------      ----------------        ----------------

Partners' deficit at December 31, 1999                        (928,115)         (10,246,734)            (11,174,849)

Distributions                                                  (28,875)                   -                 (28,875)

Repurchase of 571 assignee units
     subsequently cancelled                                          -                 (571)                   (571)

Net Loss                                                       (49,476)          (2,424,320)             (2,473,796)
                                                      ----------------      ---------------         ---------------

Partner's deficit at December 31, 2000                $     (1,006,466)     $   (12,671,625)        $   (13,678,091)
                                                      ================      ===============         ===============









                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS




                                                                                           Year Ended December 31,
                                                                              2000                  1999                  1998
                                                                              ----                  ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Rent collections                                                     $     4,985,113      $     5,056,293       $    13,401,008
   Interest received                                                            216,442              181,994               149,883
   Other income                                                                  62,761               71,074               214,638
   Management fees, dietary fees and other services                            (422,871)            (457,390)           (1,239,970)
   Salary, related benefits and overhead reimbursements                      (1,080,869)          (1,078,502)           (3,440,465)
   Other operating expenses paid                                             (2,217,294)          (2,477,061)           (4,768,007)
   Interest paid                                                             (1,416,337)          (1,421,799)           (2,589,891)
                                                                        ---------------      ---------------       ---------------

   Net cash provided by (used in) operating activities                          126,945             (125,391)            1,727,196

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of properties                                                   -                    -            38,540,462
   Capital expenditures                                                        (158,268)            (113,756)             (662,994)
                                                                        ---------------      ---------------       ---------------

   Net cash (used in) provided by investing activities                         (158,268)            (113,756)           37,877,468

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of assignee units                                                    (571)                   -                     -
   Payments on Pension Notes and deferred interest
     payable                                                                          -                    -           (38,217,810)
   Distributions                                                                (28,875)             (28,796)              (61,287)
                                                                        ----------------     ----------------      ---------------

   Net cash used in financing activities                                        (29,446)             (28,796)          (38,279,097)
                                                                        ----------------     ----------------      ---------------

Net (decrease) increase in cash and cash equivalents                            (60,769)            (267,943)            1,325,567

Cash and cash equivalents at beginning of year                                5,553,357            5,821,300             4,495,733
                                                                        ---------------      ---------------       ---------------

Cash and cash equivalents at end of year                                $     5,492,588      $     5,553,357       $     5,821,300
                                                                        ===============      ===============       ===============




                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                        2000               1999               1998
                                                                        ----               ----               ----


RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
   Net Income (loss)                                              $    (2,473,796)    $    (2,474,347)   $     3,409,569
                                                                  ----------------    ----------------   ---------------

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES
   Gain on sale of properties                                                   -                   -         (9,249,174)
   Loss on early extinguishment of debt                                         -                   -            525,891
   Depreciation                                                           582,861             570,238          1,462,362
   Amortization of Pension Notes organization costs                             -              77,615             43,800
   Amortization of Pension Notes issuance costs                           119,004             119,004            220,845
   Interest deferred                                                    1,901,364           1,736,200          5,529,280

CHANGES IN OPERATING ASSETS AND
LIABILITIES
   Other assets and receivables                                           (10,381)            (13,309)            56,888
   Prepaid expenses                                                       (13,892)             21,493            138,755
   Accounts payable                                                        27,878            (126,178)           (19,123)
   Other liabilities                                                       (6,093)            (36,107)          (391,897)
                                                                  ---------------     ---------------    ----------------

Net cash provided by (used in) operating activities               $       126,945     $      (125,391)   $     1,727,196
                                                                  ===============     ================   ===============




                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

On December 31, 2001, the Notes and deferred interest of approximately $38,668,000 are scheduled to mature. The Partnership is not expected to have sufficient funds to fully repay this amount. Due to the pending maturity of the Notes and to obtain maximum value through an organized disposition of Partnership assets, the General Partner on February 12, 2001 has notified the Note Holders and Assignee Holders of its intent to dissolve the Partnership effective May 21, 2001 (see Note 9).

Following is a description of the Project owned indirectly and operated by the Partnership at December 31, 2000.

The Amberleigh

This project is a 271-unit retirement living center located in Williamsville, New York. The facility was approximately 86 percent and 87 percent occupied at December 31, 2000 and 1999, respectively. On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of The Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. Due to licensure and financing issues, there are no current plans to develop this land. During 2000, construction in process of $106,020 associated to this land were reclassified from construction in process to land.

Following are descriptions of the Projects owned directly and operated by the Partnership at December 31, 1997 and subsequently sold on September 30, 1998 (see Note 4).

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED

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

Significant Accounting Policies

Organization costs related to the sale of Notes were being amortized using the straight-line method through February 1999. The remaining balance of organization costs of $68,599 was written off in 1999 as required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-Up Activities. Offering and issuance costs related to the sale of Notes are being amortized using the straight-line method over the term of the Notes. Accumulated amortization at December 31, 2000 and 1999 was $3,438,753 and $3,319,749, respectively. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Direct costs of acquisition, including acquisition fees and expenses paid to the General Partner, have been capitalized as part of buildings and improvements. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are performed.

Interest expense on Notes is calculated using the effective interest method (see
Note 6).

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED

Buildings and improvements are recorded at the lower of cost or net recoverable value (Note 10) and depreciated using the straight-line method, assuming a 30-year life and a 30 percent salvage value. Furniture and equipment are recorded at cost and depreciated using the straight-line method over 5 years.

The cost of rental property and their useful lives are summarized as follows:



                                                    Useful Life               2000                    1999
                                                    -----------               ----                    ----

Land                                                                 $       2,497,725      $       2,391,705
                                                                     =================      =================

Land improvements                                  30 years          $          50,317      $          40,815
Building and building improvements                 30 years                 21,501,103             21,456,303
Furniture and equipment                             5 years                    856,008                752,042
Construction in process                                   -                         -                 106,020
                                                                     -----------------      ------------------
                                                                            22,407,428             22,355,180
Less-accumulated depreciation                                               (6,936,874)            (6,354,013)
                                                                     -----------------      -----------------
                                                                     $      15,470,554      $      16,001,167
                                                                     =================      =================



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

NOTE 2.  CASH AND CASH EQUIVALENTS

As of December 31, 2000 and 1999, cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

Cash and cash equivalents also includes $161,500 and $135,504 of tenant security deposits at December 31, 2000 and 1999, respectively, which are designated for the purpose of providing refunds to tenants upon move-out.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED


NOTE 3.  TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

Through January 22, 1995, the sole General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I) and the sole limited partner of the Partnership was NHP RHP-I Assignor Corporation, a Delaware corporation.

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole General Partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. (CSL), which, in 1997, became a subsidiary of
Capital Senior Living Corporation. CSL received $422,871, $457,390, and $1,239,970, in 2000, 1999, and 1998, respectively, for management fees, dietary services fees and other operating expense reimbursements related to services provided to the Partnership.

Personnel working at the property sites and certain home office personnel who perform services for the Partnership were employees of CSL, an affiliate of CRGSH until June 30, 1998. The Partnership reimbursed CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 2000, 1999, and 1998, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $1,080,869, $1,078,502, and $3,440,465, respectively.

During 1997, a former affiliate of the General Partner, Capital Senior Living Communities, L.P., purchased approximately 11,318 of Pension Notes, or approximately 30.74 percent of the Partnership's outstanding Pension Notes at an average price of $822 per Note. On November 3, 1997, Capital Senior Living Communities, L.P. sold its Pension Notes to Capital Senior Living Properties, Inc., at that time an affiliate of the General Partner and a subsidiary of Capital Senior Living Corporation, at a price of $1,422 per Note. At December 31, 2000, Capital Senior Living Properties, Inc. holds 14,131 Pension Notes. Capital Senior Living Corporation is subject to the periodic reporting obligations of the Securities and Exchange Commission.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED

On June 10, 1998, Capital Realty Group Corporation sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The remaining interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital Realty Group Corporation. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED


No distributions were paid to the Assignee Interest Holders during 2000, 1999 or 1998. Future cash requirements have caused the General Partner to determine it is not financially appropriate to make distributions to Assignee Interest holders.

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

3. To the General Partner in the amount of a disposition fee of not more than 3 percent of sales price; and

4. To the Assignee Interest Holders, 85 percent, and to the General Partner, 15 percent.

Taxable net income or loss from operations is allocated to the Interest Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90 percent to the Assignee Holders as a class and 10 percent to the General Partner. For book purposes in 1998, the gain on sale of $9,249,174 was allocated 90 percent to the Assignee Holders as a class and 10 percent to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2 percent for 2000, 1999 and 1998 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. Accordingly, net income or loss for each of the three years in the period ended December 31, 2000 was allocated in the same manner.

The deficit balance in the Assignee Limited Partner account reflects their percentage interest in the Partnership's cumulative net losses, although there are no restoration requirements for the Assignee Limited Partner interest upon termination of the Partnership.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED


NOTE 6.  PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13 percent versus the effective rate of approximately 9 percent, an additional liability of approximately $356,624 would be recorded at December 31, 2000 and future interest expense would be reduced by this amount. The Partnership made minimum interest payments of $1,416,337, $1,421,799, and $2,589,891 in 2000, 1999 and
1998, respectively, to Pension Note Holders. Relating to the sale of properties on September 30, 1998, the Partnership paid $22,514,174 for a partial redemption of Pension Notes, and paid $15,703,636 for a partial redemption of deferred interest. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets (see Note 9). The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

NOTE 7.  DISTRIBUTIONS TO PARTNERS

During 2000, 1999 and 1998, the General Partner received distributions, representing 2 percent of the Cash Available For Distribution Before Interest Payments to the Pension Note Holders. The Partnership did not make a distribution to the holders of Assignee Interests during 2000, 1999 or 1998.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED


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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED

Reconciliation between financial statement net (income) loss and net (income) loss for tax purposes follows:

                                                                                Years Ended December 31,
                                                                     2000                1999                1998
                                                                     ----                ----                ----

Net (income) loss per financial statements                     $   2,473,796      $   2,474,347       $  (3,409,569)

Temporary  differences  in  determining  (income)
 losses for federal income tax purposes:
      Gain on sale of properties                                           -                  -          (4,168,952)
      Depreciation                                                   218,987            217,692             289,778
      Amortization of start-up and marketing costs                     2,141            (45,064)            (65,660)
      Interest expense - Pension Notes                            (1,933,772)         2,282,306          (2,932,081)
      Miscellaneous                                                    5,540             13,354              76,426
                                                               -------------      -------------       -------------

Net (income) loss per tax return                               $     766,692      $   4,942,635       $  (4,345,896)
                                                               =============      =============       =============



For federal income tax purposes, the basis of building and improvements, net of accumulated depreciation, was $15,153,644 and $15,352,637 at December 31, 2000 and 1999, respectively.

NOTE 9.  DISSOLUTION OF PARTNERSHIP

On December 31, 2001, the Pension Notes and deferred interest of approximately $38,688,000 will mature and become due. Given the level of the Partnership's cash reserves at December 31, 2000 and estimated value of Partnership assets, the Partnership is not expected to have sufficient funds to fully repay the maturing Pension notes and deferred interest on December 31, 2001. Accordingly, the Partnership does not expect to have any funds available for distribution to the Assignee Holders.

If the Pension Notes are not fully paid at their maturity, a default will occur under the Pension Notes and Trust Indenture under which the Pension Notes are administered. In such event, the Trustee may choose to liquidate the Partnership's assets in an effort to satisfy the Pension Notes. A concern arises that such a sale may be a "fire" or "distressed" sale and, as a result, may not yield the maximum value for the Partnership's assets. Further concern arises from the apparent weakening in the sales market for senior living communities. Because of these factors and the savings that may be obtained from earlier payment on the Pension Notes, the General Partner has deemed it prudent to dissolve the Partnership and sell its remaining asset to obtain the best terms for a sale and accordingly, maximize value realization of the Partnership's remaining asset.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED

Accordingly, on February 12, 2001, the General Partner notified the Note Holders and Assignee Holders of it intent to dissolve the Partnership effective May 21, 2001. The dissolution is subject to the rights of the Limited Partners to elect to continue the business of the Partnership. Following dissolution, the Partnership will take all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims.

NOTE 10.  VALUATION OF RENTAL PROPERTY

The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If such a shortfall exists, a write-down would be warranted based on the estimated shortfall of discounted cash flows. The Partnership performs such evaluations on an ongoing basis by comparing the property's net book value to the total estimated future operating cash flow for years through 2001 (the year the Pension Notes mature) plus cash projected to be received upon an assumed sale of the property on December 31, 2001. Sales proceeds, net of an estimated 3 percent cost of disposal, are estimated using a 10 percent capitalization rate of the net operating income projected for the property for the year 2001. The Partnership does not believe there are any indicators that would require an adjustment to the carrying value of its property or the remaining useful lives as of December 31, 2000.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 2000 and 1999 are as follows:

                                                            2000                                 1999
                                                            ----                                 ----
                                                 Carrying            Fair             Carrying            Fair
                                                  Amount             Value             Amount            Value
                                                  ------             -----             ------            -----

Cash and cash equivalents                 $    5,492,588    $    5,492,588        $   5,553,357     $    5,553,357
Pension Notes and accrued interest            36,938,253        25,103,925           35,036,889         23,515,417



Following are methods and assumptions used by the General Partner in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 CONTINUED


Pension Notes and Accrued Interest

The fair values of Pension Notes are based on discounted cash flows at December 31, 2000 and 1999.

NOTE 12.  CONTINGENCIES

On or about  October  23,  1998,  Robert  Lewis  filed a putative  class  action complaint on behalf of certain holders of assignee interests (Assignee Interests) in the Partnership in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively the Defendants). Mr. Lewis purchased 90 Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendant breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate the liability related to this claim, if any.

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

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum since December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. The remaining interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note.
Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229.

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

              Name                               Position

              Robert L. Lankford    President, Retirement Associates, Inc., sole
                                    stockholder of CRGSH, the General Partner

              Wayne R. Miller       Secretary, Retirement Associates, Inc.



Robert L. Lankford

Robert L. Lankford, age 46, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 51, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of Wayne R. Miller P.C.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Partnership pursuant to Rule 16a-3(c) of the Securities and Exchange Commission (SEC) rules, the Partnership is not aware of any failure of any officer or director of CRGSH or beneficial owner of more than ten percent of the Assignee Interests to file timely with the SEC any Forms 3, 4 or 5 relating to the Partnership for 2000.

ITEM 11.  EXECUTIVE COMPENSATION

NHP Retirement Housing Partners I Limited Partnership has no officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. Such fees paid or accrued during the year ended December 31, 2000 included cash distributions of $28,875 to the General Partner, which represents 2 percent of cash available for distribution before interest payments to the Note Holders. See Item 8, Financial Statements and Supplementary Data.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to own more than 5 percent of Assignee Interests.

As  of  March  1,  2001,  a  former  affiliate  of  the  General  Partner,  owns
approximately   14,131  Pension  Notes,  or  approximately  33  percent  of  the
Partnership's outstanding Pension Notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described in Items 8 (Note 3 in the Financial Statements), 10, 11 and 12, the Partnership had no other transactions or business relationships with CRGSH or its affiliates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

Following are the financial statements, notes and reports listed included in this report.


                                                                                      Page
                                                                                      ----

               Report of Ernst & Young LLP, Independent Auditors                      11

               Statements of Financial Position,
                December 31, 2000 and 1999                                            12

               Statements of Operations for the Years
                Ended December 31, 2000, 1999 and 1998                                13

               Statements of Partners' Equity (Deficit)
                for the Years Ended December 31, 2000, 1999
                and 1998                                                              14

               Statements of Cash Flows for the
                Years Ended December 31, 2000, 1999 and 1998                          15

               Notes to Financial Statements                                          17


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

NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:  CAPITAL REALTY GROUP SENIOR HOUSING, INC.
     General Partner

         By:  /s/ Robert L. Lankford
              ----------------------
              ROBERT L. LANKFORD, President
              March 28, 2001