Form 10-Q
period 2001-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2001-05-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 0-16815

                        NHP RETIREMENT HOUSING PARTNERS I
                               LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       52-1453513
(State of other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                organization)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                          STATEMENTS OF FINANCIAL POSITION

                                                                       MARCH 31, 2001            DECEMBER 31, 2000
                                                                       --------------            -----------------
                                                                         (UNAUDITED)                  AUDITED
                                                                                                      -------
ASSETS:
-------
Cash and cash equivalents                                             $       4,481,576          $       5,492,588
Other receivables                                                                13,526                     36,174
Pension notes issuance costs                                                     89,258                    119,009
Prepaid expenses                                                                172,059                    132,989
Rental property:
     Land                                                                     2,497,725                  2,497,725
     Building, net of accumulated depreciation of
     $7,084,507 in 2001, and $6,936,874 in 2000                              15,350,120                 15,470,554
Other assets                                                                      4,539                      4,440
                                                                      -----------------          -----------------

Total assets                                                          $      22,608,803          $      23,753,479
                                                                      =================          =================

LIABILITIES AND PARTNERS' DEFICIT:
----------------------------------

Liabilities:
     Accounts payable                                                 $         148,589          $         203,373
     Interest payable                                                        16,281,005                 16,780,427
     Pension notes                                                           20,157,826                 20,157,826
     Other liabilities                                                          338,620                    289,944
                                                                      -----------------          -----------------

                                                                             36,926,040                 37,431,570
                                                                      -----------------          -----------------
Partners' deficit:
     General Partner                                                         (1,045,956)                (1,006,466)
     Assignor Limited Partner - investment units
        outstanding of 41,811 in 2001 and
         42,120 in 2000                                                     (13,271,281)               (12,671,625)
                                                                      ------------------         ------------------

Total partners' deficit                                                     (14,317,237)               (13,678,091)
                                                                      ------------------         ------------------

Total liabilities and partners' deficit                               $      22,608,803          $      23,753,479
                                                                      =================          =================

                                         See notes to financial statements.


                                NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                               STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     2001                    2000
                                                                                     ----                    ----
REVENUE:
     Rental income                                                           $       1,294,422       $       1,236,626
     Interest income                                                                    40,946                  49,096
     Other income                                                                       10,145                  14,223
                                                                             -----------------       -----------------

                                                                                     1,345,513               1,299,945
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            275,319                 273,518
     Management fees, dietary fees and other services                                  160,444                 154,163
     Administrative and marketing                                                       15,906                  14,843
     Utilities                                                                          96,250                 100,134
     Maintenance                                                                        38,079                  40,869
     Resident services, other than salaries                                              8,003                  10,383
     Food services, other than salaries                                                134,217                 133,090
     Depreciation                                                                      147,633                 143,222
     Taxes and insurance                                                               117,260                 145,528
                                                                             -----------------       -----------------

                                                                                       993,111               1,015,750
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          352,402                 284,195
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  856,239                 811,145
     Amortization of pension notes issuance costs                                       29,751                  29,751
     Other                                                                              77,991                 105,525
                                                                             -----------------       -----------------

                                                                                       963,981                 946,421
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (611,579)      $        (662,226)
                                                                             ==================      ==================

NET LOSS PER ASSIGNEE INTEREST                                               $             (14)      $             (15)
                                                                             ==================      ==================

WEIGHTED AVERAGE NUMBER OF ASSIGNEE
UNITS                                                                        $          41,888       $          42,645
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

                                   NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                              STATEMENT OF PARTNERS' DEFICIT
                                                        (UNAUDITED)

                                                                                       ASSIGNOR
                                                               GENERAL                  LIMITED
                                                               PARTNER                  PARTNER                 TOTAL
                                                               -------                  -------                 -----
Partners' deficit
   at December 31, 2000                                    $   (1,006,466)         $  (12,671,625)        $  (13,678,091)

Distributions                                                     (27,258)                     --                (27,258)

Repurchased assignor limited partner
   units                                                               --                    (309)                  (309)

Net loss - Three months
   ended March 31, 2001                                           (12,232)               (599,347)              (611,579)
                                                           --------------          --------------         --------------

Partners' deficit
   at March 31, 2001                                       $   (1,045,956)            (13,271,281)           (14,317,237)
                                                           ==============          ==============         ==============
Percentage interest
   at March 31, 2001                                                2%                      98%                  100%
                                                                    ==                      ===                  ====

                                            See notes to financial statements.

                                 NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                                STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     2001                      2000
                                                                                     ----                      ----
Cash flows from operating activities:
     Rent collections                                                       $      1,317,070          $      1,239,120
     Interest received                                                                40,946                    49,096
     Other income                                                                     10,145                    14,223
     Salary and related benefits                                                    (274,271)                 (267,274)
     Management fees, dietary fees and other services                               (159,774)                 (121,122)
     Other operating expenses paid                                                  (534,701)                 (622,044)
     Interest paid                                                                (1,355,661)                 (356,035)
                                                                            -----------------         -----------------

     Net cash used in operating activities                                          (956,246)                  (64,036)
                                                                            -----------------         -----------------

Cash flows from investing activity:
     Capital expenditures                                                            (27,199)                  (41,472)
                                                                            -----------------         -----------------

     Net cash used in investing activity                                             (27,199)                  (41,472)
                                                                            -----------------         -----------------

Cash flows from financing activities:
     Repurchase of assignor limited partnership units                                   (309)                     (185)
     Distributions                                                                   (27,258)                   (7,258)
                                                                            -----------------         -----------------

     Net cash used in financing activities                                           (27,567)                   (7,433)
                                                                            -----------------         -----------------

Net decrease in cash and cash equivalents                                         (1,011,012)                 (112,951)

Cash and cash equivalents at beginning of period                                   5,492,588                 5,553,357
                                                                            ----------------          ----------------

Cash and cash equivalents at end of period                                  $      4,481,576          $      5,440,406
                                                                            ================          ================

                                           See notes to financial statements.

                                 NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                                                STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                      (CONTINUED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    2001                    2000
                                                                    ----                    ----
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:

Net loss                                                     $    (611,579)           $    (662,226)

Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation                                                147,633                  143,222
       Amortization of pension notes
         issuance costs                                             29,751                   29,751

Changes in operating assets and liabilities:
       Other assets and receivables                                 22,549                    3,075
       Prepaid expenses                                            (39,070)                 (73,123)
       Accounts payable                                            (54,784)                 (29,295)
       Interest payable                                           (499,422)                 455,110
       Other liabilities                                            48,676                   69,450
                                                             -------------            -------------

           Total adjustments                                      (344,667)                 598,190
                                                             --------------           -------------

Net cash used in operating activities                        $    (956,246)           $     (64,036)
                                                             ==============           ==============

                                           See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

DISSOLUTION OF PARTNERSHIP

On December 31, 2001, the Pension Notes and deferred interest of approximately $37,668,000 will mature and become due. Given the level of the Partnership's cash reserves at December 31, 2000 and estimated value of Partnership assets, the Partnership is not expected to have sufficient funds to fully repay the maturing Pension Notes and deferred interest on December 31, 2001. Accordingly, the Partnership does not expect to have any funds available for distribution to the holders of Interests ("Assignee Holders").

If the Pension Notes are not fully paid at their maturity, a default will occur under the Pension Notes and Trust Indenture under which the Pension Notes are administered. In such event, the Trustee may choose to liquidate the Partnership's assets in an effort to satisfy the Pension Notes. A concern arises that such a sale may be a "fire" or "distressed" sale and, as a result, may not yield the maximum value for the Partnership's assets. Further concern arises from the apparent weakening in the sales market for senior living communities. Because of these factors and the savings that may be obtained from earlier payment on the Pension Notes, Capital Realty Group Senior Housing, Inc. ("the General Partner") has deemed it prudent to dissolve the Partnership and sell its remaining asset to obtain the best terms for a sale and accordingly, maximize value realization of the Partnership's remaining asset.

Accordingly, on February 12, 2001, the General Partner notified the Note Holders and Assignee Holders of its intent to dissolve the Partnership and commence a Plan of Liquidation effective May 21, 2001. The dissolution is subject to the rights of the Limited Partners to elect to continue the business of the Partnership. Following an election to dissolve, the Partnership will take all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims.

BASIS OF PRESENTATION

The accompanying balance sheet as of December 31, 2000 has been derived from audited financial statements of the Partnership for the year ended December 31, 2000 and the accompanying unaudited financial statements, as of March 31, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2001.

In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2001 and 2000, results of operations, changes in Partner's deficit and cash flows for three month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

The Financial Accounting Standards Board issued Statement 133; ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Partnership's minimal use of derivatives, the adoption of FAS 133 by the Partnership in the first quarter of fiscal 2001 did not have a material effect on the Partnership's earnings or financial position.

B.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
PARTNER

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership. On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bears a current interest rate of 8 percent per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2001 and 2000, were $275,319 and $273,518, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2001 and 2000, were $160,444 and $154,163, respectively.

Distributions of $27,258 were made to the General Partner during the three months ended March 31, 2001.

C.       VALUATION OF RENTAL PROPERTY

Generally accepted accounting principles require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of its properties, taken individually, will be less than the respective net book value of the properties. If such a shortfall exists and is material, then a write-down is warranted. The Partnership performs such evaluations on an on-going basis. During the three months ended March 31, 2001, based on the Partnership's evaluation of its property, the Partnership did not believe that any write-down was warranted.

D.       LEGAL PROCEEDINGS

On or about October 23, 1998, an Assignee Interest holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Interest holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

E.       PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. If interest had been provided based on 13 percent versus the effective rate of approximately 9 percent, an additional liability of approximately $155,515 would be recorded at March 31, 2001 and future interest expense would be reduced by this amount. The Partnership's obligation to repay the principal amount of the Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership. For the first quarter ended March 31, 2001, an additional $1,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9 percent partnership interest.

                                          AVAILABLE      MARCH 31,     MARCH 31,
                                            UNITS           2001         2000
                                            -----           ----         ----

The Amberleigh at Woodstream Farms
         Williamsville, New York             271             87%          85%

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

Rent collections for the three-month period increased to $1,317,070 in 2001 from $1,239,120 in 2000. Increased rent collections were due to increased occupancy at the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $1,010,440 in 2000 to $968,746 in 2001. Decreased operating expenses paid primarily were due to decreased other operating expenses paid at March 31, 2001.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $355,661 for the three-month period ended March 31, 2001. However, an additional $1,000,000 was paid for deferred interest payable during the first quarter ended March 31, 2001. Net cash used in operations after the payment of interest expense during the three months ended March 31, 2001 and 2000 was $956,246 and $64,036, respectively. Interest on the Pension Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it is accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly, which totaled $856,239 and $811,145 for the three months ended March 31, 2001 and 2000, respectively. The remaining 6 percent unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $16,281,005 and $16,780,427 at March 31, 2001 and December 31, 2000, respectively.

Capital expenditures decreased $14,273 from $41,472 in 2000 to $27,199 in 2001.

Cash and cash equivalents at March 31, 2001 and December 31, 2000 amounted to $4,481,576 and $5,492,588, respectively.

DISSOLUTION OF PARTNERSHIP

On December 31, 2001, the Pension Notes and deferred interest of approximately $37,668,000 will mature and become due. Given the level of the Partnership's cash reserves at December 31, 2000 and estimated value of Partnership assets, the Partnership is not expected to have sufficient funds to fully repay the maturing Pension Notes and deferred interest on December 31, 2001. Accordingly, the Partnership does not expect to have any funds available for distribution to the Assignee Holders.

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

Accordingly, on February 12, 2001, the General Partner notified the Note Holders and Assignee Holders of its intent to dissolve the Partnership and commence a Plan of Liquidation effective May

21, 2001. The dissolution is subject to the rights of the Limited Partners to elect to continue the business of the Partnership. Following an election to dissolve, the Partnership will take all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims.

Management's plans are to continue to manage the Property prudently in order to maximize the resale value of the Property during the dissolution of the Partnership.

RESULTS OF OPERATIONS

The Partnership's net loss for the three months ended March 31, 2001 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, and accrued Pension
Note interest expense, which are non-cash in nature.

The Partnership net loss decreased from $662,226 to $611,579 for the three-month periods ending March 31, 2000 and 2001, respectively. Net loss per assignee interest decreased from $15 to $14 for the three-month periods ending March 31, 2000 and 2001, respectively. The decrease in the Partnership's net loss was principally due to increased occupancy and revenues at the Amberleigh, and decreased operating expenses. Total revenues for the three-month periods increased from $1,299,945 in 2000 to $1,345,513 in 2001. The increase in total revenues was due to increased occupancy at the Amberleigh. Total operating costs and expenses decreased from $1,015,750 in 2000 to $993,111 in 2001. The decrease in operating expenses primarily was due to decreased taxes and insurance. Pension Note interest expense increased from $811,145 to $856,239 for the three-month periods ending March 31, 2000 and 2001, respectively. Other expenses relating to Partnership administration decreased from $105,525 to $77,991 for the three-month periods ending March 31, 2000 and 2001, respectively, due to decreased professional fees.

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

                  None

           (B)    Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner



By:    /s/ Robert Lankford
       ----------------------------------------------------
       Robert Lankford
       President


Date:    May 14, 2001