Form 10-Q
period 2001-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2001-08-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                        ------    ------

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        Statements of Financial Position


                                                                             June 30, 2001         December 31, 2000
                                                                             -------------         -----------------
                                                                              (Unaudited)               Audited
                                                                             -------------         -----------------

ASSETS:

Cash and cash equivalents                                                    $       2,593,596       $       5,492,588
Other receivables                                                                       21,283                  36,174
Pension notes issuance costs                                                            59,507                 119,009
Prepaid expenses                                                                        71,117                 132,989
Rental property:
     Land                                                                            2,497,725               2,497,725
     Building, net of accumulated depreciation of
     $7,233,410 in 2001 and $6,936,874 in 2000                                      15,253,738              15,470,554
Other assets                                                                             4,501                   4,440
                                                                             -----------------       -----------------

Total assets                                                                        20,501,467       $      23,753,479
                                                                             =================       =================


LIABILITIES:

Liabilities:
     Accounts payable                                                        $         176,651       $         203,373
     Interest payable                                                               14,743,719              16,780,427
     Pension notes                                                                  20,157,826              20,157,826
     Other liabilities                                                                 363,301                 289,944
                                                                             -----------------       -----------------

                                                                                    35,441,497              37,431,570
                                                                             -----------------       -----------------

Partners' deficit:
     General Partner                                                                (1,104,570)             (1,006,466)
     Assignor Limited Partner - investment units
       outstanding of 41,811 in 2001 and
       42,120 in 2000                                                              (13,835,460)            (12,671,625)
                                                                             ------------------      ------------------

Total partners' deficit                                                            (14,940,030)            (13,678,091)
                                                                             -----------------       ------------------

Total liabilities and partners' deficit                                      $      20,501,467       $      23,753,479
                                                                             =================       =================



                     See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)


                                                                                     Three months ended June 30,
                                                                                     2001                    2000
                                                                                     ----                    ----

REVENUE:
     Rental income                                                           $       1,307,082       $       1,217,404
     Interest income                                                                    26,182                  55,552
     Other income                                                                        7,679                  15,403
                                                                             -----------------       -----------------

                                                                                     1,340,943               1,288,359
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            283,864                 260,438
     Management fees, dietary fees and other services                                  162,149                 151,683
     Administrative and marketing                                                       24,633                  19,101
     Utilities                                                                          70,941                  58,326
     Maintenance                                                                        41,566                  43,422
     Resident services, other than salaries                                             12,908                   9,504
     Food services, other than salaries                                                141,046                 129,025
     Depreciation                                                                      148,903                 145,193
     Taxes and insurance                                                               117,544                 133,045
                                                                             -----------------       -----------------

                                                                                     1,003,554                 949,737
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          337,389                 338,622
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  810,644                 823,119
     Amortization of pension notes issuance costs                                       29,751                  29,751
     Other                                                                              72,686                  73,440
                                                                             -----------------       -----------------

                                                                                       913,081                 926,310
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (575,692)      $        (587,688)
                                                                             ==================      ==================

NET LOSS PER ASSIGNEE INTEREST                                               $             (13)      $             (14)
                                                                             ==================      ==================




                     See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                      Six months ended June 30,
                                                                                     2001                    2000
                                                                                     ----                    ----

REVENUE:
     Rental income                                                           $       2,601,504       $       2,454,030
     Interest income                                                                    67,128                 104,648
     Other income                                                                       17,824                  29,626
                                                                             -----------------       -----------------

                                                                                     2,686,456               2,588,304
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            559,183                 533,956
     Management fees, dietary fees and other services                                  322,593                 305,846
     Administrative and marketing                                                       40,539                  33,944
     Utilities                                                                         167,191                 158,460
     Maintenance                                                                        79,645                  84,291
     Resident services, other than salaries                                             20,911                  19,887
     Food services, other than salaries                                                275,263                 262,115
     Depreciation                                                                      296,536                 288,415
     Taxes and insurance                                                               234,804                 278,573
                                                                             -----------------       -----------------

                                                                                     1,996,665               1,965,487
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          689,791                 622,817
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                1,666,883               1,634,264
     Amortization of pension notes issuance costs                                       59,502                  59,502
     Other                                                                             150,677                 178,965
                                                                             -----------------       -----------------

                                                                                     1,877,062               1,872,731
                                                                             -----------------       -----------------

NET INCOME (LOSS)                                                            $      (1,187,271)      $      (1,249,914)
                                                                             ==================      =================

NET INCOME (LOSS) PER ASSIGNEE INTEREST                                      $             (28)      $             (29)
                                                                             ==================      =================



                     See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                         Statement of Partners' Deficit
                                   (Unaudited)



                                                                 ASSIGNOR
                                     GENERAL                     LIMITED
                                     PARTNER                     PARTNER                TOTAL
                                     -------                     -------                -----

Partners' deficit
   at January 1, 2001           $   (1,006,466)            $   (12,671,625)        $(13,678,091)


Distributions                          (74,359)                         --              (74,359)

Repurchased assignor limited
   partner units                            --                        (309)                (309)

Net loss - Six months
   ended June 30, 2001                 (23,745)                 (1,163,526)          (1,187,271)
                               -------------------          ---------------         ------------

Partners' deficit
   at June 30, 2001             $   (1,104,570)             $ (13,835,460)          $(14,940,030)
                               ===================          ================        =============

Percentage interest
   at June 30, 2001                         2%                        98%                   100%
                                            ==                        ===                   ====


                    See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          Six months ended June 30,
                                                                                       2001                      2000
                                                                                       ----                      ----

Cash flows from operating activities:
     Rent collections                                                            $      2,616,395          $      2,464,393
     Interest received                                                                     67,128                   104,648
     Other income                                                                          17,824                    29,626
     Salary and related benefits                                                         (556,063)                 (529,252)
     Management fees, dietary fees and other services                                    (322,315)                 (269,814)
     Other operating expenses paid                                                       (863,982)                 (984,105)
     Interest paid                                                                     (3,703,591)                 (708,470)
                                                                                 -----------------         ----------------

     Net cash (used in) provided by operating activities                               (2,744,604)                  107,026
                                                                                 -----------------         ----------------

Cash flows from investing activity:
     Capital expenditures                                                                 (79,720)                 (111,167)
                                                                                 -----------------         ----------------

     Net cash used in investing activity                                                  (79,720)                 (111,167)
                                                                                 -----------------         -----------------

Cash flows from financing activities:
     Repurchase of assignor limited partnership units                                        (309)                     (185)
     Distributions                                                                        (74,359)                  (14,438)
                                                                                 -----------------         -----------------

     Net cash used in financing activities                                                (74,668)                  (14,623)
                                                                                 -----------------         -----------------

Net decrease in cash and cash equivalents                                              (2,898,992)                  (18,764)

Cash and cash equivalents at beginning of period                                        5,492,588                 5,553,357
                                                                                 ----------------          ----------------

Cash and cash equivalents at end of period                                       $      2,593,596          $      5,534,593
                                                                                 ================          ================




                    See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)



                                                                                      Six months ended June 30,
                                                                                  2001                        2000
                                                                                  ----                        ----

RECONCILIATION OF NET LOSS TO NET
     CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES:

Net loss                                                                    $     (1,187,271)           $     (1,249,914)

Adjustments to  reconcile  net loss to net cash
  (used in)  provided by operating activities:
       Depreciation                                                                  296,536                     288,415
       Amortization of pension notes issuance costs                                   59,502                      59,502


Changes in operating assets and liabilities:
       Other assets and receivables                                                   14,830                      11,184
       Prepaid expenses                                                               61,872                      30,649
       Accounts payable                                                              (26,722)                    (12,154)
       Interest payable                                                           (2,036,708)                    925,794
       Other liabilities                                                              73,357                      53,550
                                                                            ----------------            ----------------

           Total adjustments                                                      (1,557,333)                  1,356,940
                                                                            -----------------           ================

Net cash (used in) provided by  operating activities                        $     (2,744,604)           $        107,026
                                                                            =================           ================



                    See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 2001

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

Accordingly, on February 12, 2001, the General Partner notified the holders of Pension Notes ("Note Holders") and Assignee Holders of its intent to dissolve the Partnership and commence a Plan of Liquidation effective May 21, 2001. There were no objections to the election of dissolution prior to May 21, 2001. Therefore, the Partnership is taking all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims. On July 5 2001, the Partnership entered into contract to sell its remaining property, The Amberleigh, to an unaffiliated not for profit entity for $20,000,000 subject to certain approvals, completion of due diligence, financing contingencies and other customary closing conditions. The Partnership estimates net proceeds from the sale to be $19,350,000. The Partnership expects closing to occur during the fourth quarter of 2001.

Basis of Presentation

The accompanying balance sheet as of December 31, 2000 has been derived from audited financial statements of the Partnership for the year ended December 31, 2000 and the accompanying unaudited financial statements, as of June 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2001.

In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2001 and 2000, results of operations, changes in Partner's deficit and cash flows for six month periods ended June 30, 2001 and 2000. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

The Financial Accounting Standards Board issued Statement 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Partnership's minimal use of derivatives, the adoption of FAS 133 by the Partnership in the first quarter of fiscal 2001 did not have a material effect on the Partnership's earnings or financial position.

B.       TRANSACTIONS  WITH THE GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
         PARTNER

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership. On June 10, 1998, the sole owner of the General Partner, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bears a current interest rate of 8 percent per annum. The interest will accrue on the Promissory Note and be payable at the maturity of the Promissory Note. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation or its affiliates.

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 2001 and 2000, were $283,864 and $260,438, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 2001 and 2000, were $162,149 and $151,683, respectively.

Distributions of $74,359 were made to the General Partner during the six months ended June 30, 2001.

C.       LEGAL PROCEEDINGS

On or about October 23, 1998, an Assignee Holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

D.       PENSION NOTES

The Pension Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Through March 31, 2001, the Partnership used the effective interest method, whereby interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts would be paid. As of June 30, 2001, the Partnership has begun recording accrued interest on the principal at the stated interest rate which represents the amount which will be paid upon dissolution of the Partnership. The Partnership's obligation to repay the principal amount of the Pension Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership. During the six months ended June 30, 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9 percent partnership interest.


                                        Available       June 30,        June 30,
                                          Units           2001            2000
                                          -----           ----            ----
The Amberleigh at Woodstream Farms
         Williamsville, New York           271             89%            85%


On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of the Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. This parcel is being sold with the main facility.

Rent collections for the six-month period increased to $2,616,395 in 2001 from $2,464,393 in 2000. Increased rent collections were due to increased occupancy at the Amberleigh. Salaries, management fees and other operating expenses paid decreased, from $1,783,171 in 2000 to $1,742,360 in 2001. Decreased operating expenses paid primarily were due to decreased other operating expenses paid at June 30, 2001.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $703,591 for the six-month period ended June 30, 2001. However, an additional $3,000,000 was paid for deferred interest payable during the six months ended June 30, 2001. Net cash (used) provided from operations after the payment of interest expense during the six months ended June 30, 2001 and 2000 was ($2,744,604) and $107,026, respectively. Interest on the Pension Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it is accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through March 31; 2001 and accrued at the stated interest rate at June 30, 2001, which totaled $1,666,883 and $1,634,264 for the six months ended June 30, 2001 and 2000, respectively. The remaining 6 percent unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $14,743,719 and $16,780,427 at June 30, 2001 and December 31, 2000, respectively.

Capital expenditures decreased $31,447 from $111,167 in 2000 to $79,720 in 2001.

Cash and cash equivalents at June 30, 2001 and December 31, 2000 amounted to $2,593,596 and $5,492,588, respectively.

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

Accordingly, on February 12, 2001, the General Partner notified the holders of Pension Notes ("Note Holders") and Assignee Holders of its intent to dissolve the Partnership and commence a Plan of Liquidation effective May 21, 2001. There were no objections to the election of dissolution prior to May 21, 2001. Following an election to dissolve, therefore, the Partnership is taking all actions necessary to wind-up the Partnership's business including the sale of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims.

On July 5 2001, the Partnership entered into contract to sell its remaining property, The Amberleigh, to an unaffiliated not for profit entity for $20,000,000 subject to certain approvals, completion of due diligence, financing contingencies and other customary closing conditions. The Partnership estimates net proceeds from the sale to be $19,350,000. The Partnership expects closing to occur during the fourth quarter of 2001.


Results of Operations

The Partnership's net loss for the six months ended June 30, 2001 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, and accrued Pension
Note interest expense, which are non-cash in nature.

The Partnership net loss decreased from $1,249,914 to $1,187,271 for the six-month periods ending June 30, 2000 and 2001, respectively. Net loss per Assignee Interest was $29 and $28 for the six-month periods ending June 30, 2000 and 2001, respectively. The decrease in the Partnership's net loss was principally due to increased occupancy and revenues at the Amberleigh. Total revenues for the six-month periods increased from $2,588,304 in 2000 to $2,686,456 in 2001. The increase in total revenues was due to increased occupancy at the Amberleigh. Total operating costs and expenses increased from $1,965,487 in 2000 to $1,996,665 in 2001. The increase in operating expenses primarily was due to inflationary cost increases. Pension Note interest expense increased from $1,634,264 to $1,666,883 for the six-month periods ending June 30, 2000 and 2001, respectively. The increase in pension note expense was offset by the $57,379 decrease in interest expense resulting from calculating deferred interest at the stated interest rate of 13% from the effective interest rate of 9%. Other expenses relating to Partnership administration decreased from $178,965 to $150,677 for the six-month periods ending June 30, 2000 and 2001, respectively, due to decreased professional fees.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership invests its cash in money market accounts. As a result, the Partnership believes any impact of market risk to the Partnership's investments is immaterial.


                                     PART II

Item 1.  Legal Proceedings

On or about October 23, 1998, an Assignee Holder filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against the Partnership, Capital Senior Living Corporation, Capital Senior Living Properties 2 - NHPCT, Inc. and CRGSH (collectively "the Defendants"). This Assignee Holder purchased 90 Assignee Interests in the Partnership in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2 - NHPCT, Inc. Capital Senior Living Properties 2 - NHPCT, Inc. is an affiliate of Capital Senior Living, Inc., the current manager of The Amberleigh. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Partnership believes the complaint is without merit and intends to vigorously defend itself in this action. The Partnership has filed a Motion to Dismiss in this case, which currently is pending. The Partnership is unable to estimate liability related to this claim, if any.

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


Date:    August 14, 2001