Form 10-Q
period 2001-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2001-11-13
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                        Statements of Financial Position


                                                                           September 30, 2001      December 31, 2000
                                                                           ------------------      -----------------
                                                                              (Unaudited)               Audited
                                                                              -----------               -------

ASSETS:
------

Cash and cash equivalents                                                    $       2,620,808       $       5,492,588
Other receivables                                                                       37,969                  36,174
Pension notes issuance costs                                                            29,756                 119,009
Prepaid expenses                                                                        10,051                 132,989
Rental property:
     Land                                                                            2,497,725               2,497,725
     Building, net of accumulated depreciation of
     $7,381,982 in 2001 and $6,936,874 in 2000                                      15,144,396              15,470,554
Other assets                                                                             3,527                   4,440
                                                                             -----------------       -----------------

Total assets                                                                 $      20,344,232       $      23,753,479
                                                                              ================       =================


LIABILITIES:
-----------

Liabilities:
     Accounts payable                                                        $         140,895       $         203,373
     Interest payable                                                               15,044,153              16,780,427
     Pension notes                                                                  20,157,826              20,157,826
     Other liabilities                                                                 376,243                 289,944
                                                                             -----------------       -----------------

                                                                                    35,719,117              37,431,570
                                                                             -----------------       -----------------

Partners' deficit:
     General Partner                                                                (1,120,303)             (1,006,466)
     Assignor Limited Partner - investment units
       outstanding of 41,811 in 2001 and
       42,120 in 2000                                                              (14,254,582)            (12,671,625)
                                                                             ------------------      ------------------

Total partners' deficit                                                            (15,374,885)            (13,678,091)
                                                                             -----------------       ------------------

Total liabilities and partners' deficit                                      $      20,344,232       $      23,753,479
                                                                             =================       =================




                       See Notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)


                                                                                   Three months ended September 30,
                                                                                     2001                    2000
                                                                                     ----                    ----

REVENUE:
     Rental income                                                           $       1,343,474       $       1,270,624
     Interest income                                                                    13,932                  60,166
     Other income                                                                        7,386                  15,535
                                                                             -----------------       -----------------

                                                                                     1,364,792               1,346,325
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            318,640                 269,054
     Management fees, dietary fees and other services                                  165,788                 164,511
     Administrative and marketing                                                       10,582                  17,862
     Utilities                                                                          60,918                  58,595
     Maintenance                                                                        52,828                  46,531
     Resident services, other than salaries                                              9,172                   9,619
     Food services, other than salaries                                                141,170                 133,007
     Depreciation                                                                      148,572                 146,931
     Taxes and insurance                                                               117,235                 110,959
                                                                             -----------------       -----------------

                                                                                     1,024,905                 957,069
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                          339,887                 389,256
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  652,229                 835,449
     Amortization of pension notes issuance costs                                       29,751                  29,751
     Other                                                                              85,583                  79,082
                                                                             -----------------       -----------------

                                                                                       767,563                 944,282
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (427,676)      $        (555,026)
                                                                             ==================      =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (10)      $             (13)
                                                                             ==================      =================



                      See Notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)


                                                                                   Nine months ended September 30,
                                                                                     2001                    2000
                                                                                     ----                    ----
REVENUE:
     Rental income                                                           $       3,944,978       $       3,724,654
     Interest income                                                                    81,060                 164,814
     Other income                                                                       25,210                  45,161
                                                                             -----------------       -----------------

                                                                                     4,051,248               3,934,629
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                            877,823                 803,010
     Management fees, dietary fees and other services                                  488,381                 470,357
     Administrative and marketing                                                       51,121                  51,806
     Utilities                                                                         228,109                 217,055
     Maintenance                                                                       132,473                 130,822
     Resident services, other than salaries                                             30,083                  29,506
     Food services, other than salaries                                                416,433                 395,122
     Depreciation                                                                      445,108                 435,346
     Taxes and insurance                                                               352,039                 389,532
                                                                             -----------------       -----------------

                                                                                     3,021,570               2,922,556
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                        1,029,678               1,012,073
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                2,319,112               2,469,713
     Amortization of pension notes issuance costs                                       89,253                  89,253
     Other                                                                             236,260                 258,047
                                                                             -----------------       -----------------

                                                                                     2,644,625               2,817,013
                                                                             -----------------       -----------------

NET LOSS                                                                     $      (1,614,947)      $      (1,804,940)
                                                                             ==================      =================

NET LOSS PER ASSIGNEE INTEREST                                               $             (38)      $             (42)
                                                                             ==================      =================





                      See Notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                         Statement of Partners' Deficit
                                   (Unaudited)



                                                                                          ASSIGNOR
                                                               GENERAL                     LIMITED
                                                               PARTNER                     PARTNER                TOTAL
                                                               -------                     -------                -----
Partners' deficit
   at January 1, 2001                                      $       (1,006,466)        $ (12,671,625)          $(13,678,091)

Distributions                                                         (81,538)                   --                (81,538)

Repurchased assignor limited partner
   units                                                                   --                  (309)                  (309)

Net loss - nine months
   ended September 30, 2001                                           (32,299)            (1,582,648)           (1,614,947)
                                                           -------------------         --------------           -----------

Partners' deficit
   at September 30, 2001                                   $       (1,120,303)        $  (14,254,582)         $(15,374,885)
                                                           ===================        ===============         =============

Percentage interest
   at September 30, 2001                                            2%                        98%                   100%
                                                                    ==                        ===                   ====




                      See Notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                       Nine months ended September 30,
                                                                                       2001                      2000
                                                                                       ----                      ----

Cash flows from operating activities:
     Rent collections                                                            $      3,943,183          $      3,730,074
     Interest received                                                                     81,060                   164,814
     Other income                                                                          25,210                    45,161
     Salary and related benefits                                                         (872,929)                 (805,944)
     Management fees, dietary fees and other services                                    (487,781)                 (394,376)
     Other operating expenses paid                                                     (1,304,340)               (1,407,764)
     Interest paid                                                                     (4,055,386)               (1,060,311)
                                                                                 -----------------         ----------------

     Net cash (used in) provided by operating activities                               (2,670,983)                  271,654
                                                                                 -----------------         ----------------

Cash flows from investing activity:
     Capital expenditures                                                                (118,950)                 (130,595)
                                                                                 -----------------         ----------------

     Net cash used in investing activity                                                 (118,950)                 (130,595)
                                                                                 -----------------         ----------------

Cash flows from financing activities:
     Repurchase of assignor limited partnership units                                        (309)                     (483)
     Distributions                                                                        (81,538)                  (21,617)
                                                                                 -----------------         ----------------

     Net cash used in financing activities                                                (81,847)                  (22,100)
                                                                                 -----------------         ----------------

Net (decrease) increase in cash and cash equivalents                                   (2,871,780)                  118,959

Cash and cash equivalents at beginning of period                                        5,492,588                 5,553,357
                                                                                 ----------------          ----------------

Cash and cash equivalents at end of period                                       $      2,620,808          $      5,672,316
                                                                                 ================          ================







                      See Notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)



                                                                                   Nine months ended September 30,
                                                                                  2001                        2000
                                                                                  ----                        ----

RECONCILIATION OF NET LOSS TO NET
     CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES:

Net loss                                                                    $     (1,614,947)           $     (1,804,940)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation                                                                  445,108                     435,346
       Amortization of pension notes issuance costs                                   89,253                      89,253


Changes in operating assets and liabilities:
       Other assets and receivables                                                     (882)                      6,191
       Prepaid expenses                                                              122,938                      92,068
       Accounts payable                                                              (62,478)                    (43,423)
       Interest payable                                                           (1,736,274)                  1,409,402
       Other liabilities                                                              86,299                      87,757
                                                                            ----------------            ----------------

           Total adjustments                                                      (1,056,036)                  2,076,594
                                                                            -----------------           ----------------

Net cash (used in) provided by  operating activities                        $     (2,670,983)           $        271,654
                                                                            =================           ================





                      See Notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                               September 30, 2001



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

If the Pension Notes are not fully paid at their maturity, a default will occur under the Pension Notes and Trust Indenture under which the Pension Notes are administered. In such event, the Trustee may choose to liquidate the Partnership's assets in an effort to satisfy the Pension Notes. A concern arises that such a sale may be a "fire" or "distressed" sale and, as a result, may not yield the maximum value for the Partnership's assets. Further concern arises from the apparent weakening in the sales market for senior living communities. Because of these factors and the savings that may be obtained from earlier payment on the Pension Notes, Capital Realty Group Senior Housing, Inc. ("the General Partner") has deemed it prudent to dissolve the Partnership and sell its remaining asset to obtain the best terms for a sale and, accordingly, maximize value realization of the Partnership's remaining asset.

Accordingly, on February 12, 2001, the General Partner notified the holders of Pension Notes ("Note Holders") and Assignee Holders of its intent to dissolve the Partnership and commence a Plan of Liquidation effective May 21, 2001. There were no objections to the election of dissolution prior to May 21, 2001. Therefore, the Partnership is taking all actions necessary to wind-up the Partnership's business including the sale of all of its remaining assets in an orderly fashion and, to the extent of the proceeds thereof, pay its creditors and claims. On July 5, 2001, the Partnership entered into contract to sell its remaining property, The Amberleigh, to an unaffiliated not for profit entity for $20,000,000 (with lower back up offers from other bidders) subject to certain approvals, completion of due diligence, financing contingencies and other customary closing conditions. The Partnership estimates net proceeds from the sale to be $18,000,000. The Partnership expects closing to occur during the fourth quarter of 2001.

Basis of Presentation

The accompanying balance sheet as of December 31, 2000 has been derived from audited financial statements of the Partnership for the year ended December 31, 2000 and the accompanying unaudited financial statements, as of September 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2001.

In the opinion of management, the accompanying financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2001 and its results of operations, changes in partner's deficit and cash flows for nine month periods ended September 30, 2001 and 2000. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

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

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 2001 and 2000, were $318,640 and $269,054, respectively and were $877,823 and $803,010 for the nine months ended September 30, 2001 and 2000, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 2001 and 2000, were $165,788 and $164,511, respectively and were $488,381 and $470,357 for the nine months ended September 30, 2001 and 2000, respectively.

Distributions of $81,538 were made to the General Partner during the nine months ended September 30, 2001.

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

D. PENSION NOTES

The Pension Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Through March 31, 2001, the Partnership used the effective interest method, whereby interest on principal and accrued interest of the Pension Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts would be paid. As of June 30, 2001, the Partnership has begun recording accrued interest on the principal at the stated interest rate which represents the amount which will be paid upon dissolution of the Partnership. The Partnership's obligation to repay the principal amount of the Pension Notes, which mature on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Pension Notes is limited to the assets of the Partnership. The Pension Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership. During the nine months ended September 30, 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following schedule summarizes the occupancy levels at The Amberleigh in which the Partnership has a 99.9 percent partnership interest.


                                                                  Available          September 30,         September 30,
                                                                    Units                  2001                2000
                                                                    -----                  ----                ----
The Amberleigh at Woodstream Farms
         Williamsville, New York                                     271                   91%                  86%


On November 5, 1997, the Partnership purchased approximately 3.10 acres of land adjacent to The Amberleigh for $500,000 plus closing costs for the potential expansion of the Amberleigh, as well as to prevent another purchaser from buying the tract and blocking the facility from view from the main intersection. This parcel is being sold with the main facility.

Rent collections for the nine-month period increased to $3,943,183 in 2001 from $3,730,074 in 2000. Increased rent collections were due to increased occupancy at the Amberleigh. Salaries, management fees and other operating expenses paid increased, from $2,608,084 in 2000 to $2,665,050 in 2001. Increased operating expenses paid primarily were due to increased salary and related benefits, management fees, dieting fees, and other services paid at September 30, 2001.

Cash generated from rental operations prior to the payment of interest expense was sufficient to pay all of the interest on the Pension Notes currently payable, which was $1,055,386 for the nine-month period ended September 30, 2001. However, an additional $3,000,000 was paid for deferred interest payable during the nine months ended September 30, 2001. Net cash (used) provided from operations after the payment of interest expense during the nine months ended September 30, 2001 and 2000 was ($2,670,983) and $271,654, respectively.
Interest on the Pension Notes bears stated simple interest at 13 percent rate per annum, and is paid at a rate of 7 percent per annum, however it is accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through March 31, 2001 and accrued at the stated interest rate at September 30, 2001, which totaled $2,319,112 and $2,469,713 for the nine months ended September 30, 2001 and 2000, respectively. The remaining 6 percent unpaid portion is due at maturity. Total accrued and unpaid interest amounted to $15,044,153 and $16,780,427 at September 30, 2001 and December 31, 2000, respectively.

Capital expenditures decreased $11,645 from $130,595 in 2000 to $118,950 in 2001.

Cash and cash equivalents at September 30, 2001 and December 31, 2000 amounted to $2,620,808 and $5,492,588, respectively.

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

On July 5 2001, the Partnership entered into contract to sell its remaining property, The Amberleigh, to an unaffiliated not for profit entity for $20,000,000 (with lower back up offers from other bidders) subject to certain approvals, completion of due diligence, financing contingencies and other customary closing conditions. The Partnership estimates net proceeds from the sale to be $18,000,000. The Partnership expects closing to occur during the fourth quarter of 2001.


Results of Operations

The Partnership's net loss for the nine months ended September 30, 2001 includes rental operations from the Partnership's property. The net loss also includes depreciation, amortization of Pension Notes issuance costs, and accrued Pension
Note interest expense, which are non-cash in nature.

The Partnership net loss decreased from $1,804,940 to $1,614,947 for the nine-month periods ending September 30, 2000 and 2001, respectively. Net loss per Assignee Interest was $42 and $38 for the nine-month periods ending September 30, 2000 and 2001, respectively. The decrease in the Partnership's net loss was principally due to increased occupancy and revenues at the Amberleigh, decreased interest expense and decreased other expenses. Total revenues for the nine-month periods increased from $3,934,629 in 2000 to $4,051,248 in 2001. The increase in total revenues was due to increased occupancy at the Amberleigh.
Total operating costs and expenses increased from $2,922,556 in 2000 to $3,021,570 in 2001. The increase in operating expenses primarily was due to inflationary cost increases. Pension Note interest expense decreased from $2,469,713 to $2,319,112 for the nine-month periods ending September 30, 2000 and 2001, respectively. The decrease in pension note expense was due to calculating deferred interest at the stated interest rate of 13% from the effective interest rate of 9%. Other expenses relating to Partnership administration decreased from $258,047 to $236,260 for the nine-month periods ending September 30, 2000 and 2001, respectively, due to decreased professional fees.

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


Date:    November 13, 2001