Form 10-K
period 2001-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2002-03-29
CIK 793730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to
     ______________.


Commission file number 0-16815
                       -------

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

DELAWARE                                    52-1453513
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

14160 Dallas Parkway, Suite 300, Dallas, Texas                 75254
----------------------------------------------                 --------
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

Documents incorporated by reference:  None
                                      ----


                                 NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                                   2001 FORM 10-K
                                                  TABLE OF CONTENTS

                                                                                                       Page

PART I

Item 1.      Business                                                                                    3
Item 2.      Properties                                                                                  5
Item 3.      Legal Proceedings                                                                           6
Item 4.      Submission of Matters to a Vote of Security Holders                                         6

PART II

Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership Matters                           7
Item 6.      Selected Financial Data                                                                     8
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                8
Item 7A.     Qualitative and Quantitative Disclosure About Market Risk                                  10
Item 8.      Financial Statements and Supplementary Data                                                10

PART III

Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                     29
Item 10.     Directors and Executive Officers of the Registrant                                         29
Item 11.     Executive Compensation                                                                     31
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                                              31
Item 13.     Certain Relationships and Related Transactions                                             31

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            32


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

The substitution of CRGSH as sole General Partner of the Partnership required the consent of 50 percent or more of the outstanding Assignee Interests, which had been issued by the Partnership and assigned by Assignor Corporation to the Assignee Holders. Under the Partnership Agreement, holders of the Pension Notes were not entitled to vote. Pursuant to a Consent Solicitation dated October 25, 1994, Assignee Holders holding more than 64 percent of the equity interests in the Partnership approved the election of CRGSH as the replacement General Partner of the Partnership. Effective January 23, 1995, CRGSH became the new sole General Partner of the Partnership. CRGSH was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital). Capital is owned by James A. Stroud (50 percent through a trust) and Jeffrey L. Beck (50 percent). CRGSH assigned its contract rights to manage the Partnership properties to Capital Senior Living, Inc. (CSL), a subsidiary of Capital Senior Living Corporation (CSLC), effective February 1, 1996.

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

The Partnership's business is to operate residential rental properties for retirement age occupants (the Properties). During 2001, the Partnership owned a
99.99 percent partnership interest in one property, the Amberleigh (Property). The Property was sold on December 31, 2001. See Item 2, Properties, for a description of this Property.

The Partnership did not have any employees as of December 31, 2001.

Dissolution of Partnership

On February 12, 2001, due to the pending maturity of the Pension Notes at December 31, 2001 and to obtain maximum value through an organized disposition of Partnership assets, the General Partner notified the Pension Note holders and Assignee Interest holders of its intent to dissolve the Partnership effective May 21, 2001 and liquidate its remaining asset.

On December 31, 2001, the Partnership sold the Property, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Pension Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Pension Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,927,938 in Pension Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes will be insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt will be treated as forgiven and will result in recognition of income to the Assignee Holders.

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

ITEM 2.  PROPERTIES

The following is a schedule of the Property owned by the Partnership at December 31, 2000 and subsequently sold on December 31, 2001. The Amberleigh was owned by a limited partnership in which the Partnership is a 99.99 percent partner. The Amberleigh was encumbered by a mortgage for the benefit of the Pension Note holders.

                                                                                          Units Occupied
                                                           Number                       as a Percentage of
          Property                                           of                         Total Units, as of
        Name/Location                                       Units                        December 31, 2000


The Amberleigh                                               271                              86%
  At Woodstream Farms
  Williamsville, New York


On December 31, 2001, the Partnership sold, the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. There are no assurances that the conditions will be satisfied such that either note is payable. The balance of the sale proceeds, net of settlement costs and other direct costs associated with the sale, was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale.

ITEM 3.  LEGAL PROCEEDINGS

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Assignee Interests in the Partnership in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action"), against the Partnership, the General Partner, Capital Senior Living Corporation and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Assignee Interests in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint seeks, among other relief, rescission of the 1998 Transaction and unspecified money damages. On July 9, 1999, the Defendants filed a motion to dismiss the case. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh.

On January 31, 2002, the parties to the Delaware Action entered a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of $840,000, of which the Partnership will contribute and has accrued $250,000, the amount of the deductible of the Partnership's directors & officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the Court, will be distributed to a class of Assignee Holders.

On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Pension Notes in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature. The Complaint in Intervention filed by Mr. Kalmenson names as defendants the Defendants in the Delaware Action, as well as Retirement Associates, Inc., the sole stockholder of the General Partner, and various current and former directors of the General Partner. The Complaint in Intervention essentially alleges, among other things, a variety of claims challenging the 1998 Transaction and a claim for breach of contract relating to the failure of the Partnership to pay the full amount of principal and interest owed on the Pension Notes on their maturity date. The Partnership believes that the allegations asserted by Mr. Kalmenson are without merit and that his motion to intervene is moot in view of the proposed settlement of the Delaware Action. The Partnership is unable to estimate any liability related to this claim, if any.



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

         As of March 1, 2002, there were 2,271 registered holders of Assignee Interests and 3,109 registered holders of Pension Notes.

         As of March 1, 2002, Capital Senior Living Properties, Inc., a wholly owned subsidiary of Capital Senior Living Corporation, owned approximately 14,131 Pension Notes, or approximately 33 percent of the Partnership's outstanding Pension Notes.

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

         For each of the years ended December 31, 2001, 2000 and 1999, interest paid to the Pension Note holders as a group totaled $4,411,805, $1,416,337, and $1,421,799 respectively, per year. During 2001, interest paid included an additional $3,000,000 for deferred interest not scheduled to become due until December 31, 2001. Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid
         $9,538,066  for  a  partial   redemption  of  Pension  Notes  and  paid
         $7,461,934 for a partial payment of deferred interest, effective February 28, 2002.

         No cash distributions were paid to the Assignee Interest holders during 2001, 2000 or 1999. As presented in the Statement of Cash Flows (as stated below), cash and cash equivalents increased (decreased) $12,625,072, $(60,769), and $(267,943) for the years ended December 31,
         2001, 2000 and 1999, respectively. Future cash requirements have caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest holders.

b.       Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   Years Ended December 31,
                                             2001            2000             1999            1998            1997
                                             ----            ----             ----            ----            ----

Revenue                                $   5,406,768   $   5,274,800    $   5,322,600   $  13,746,088   $  15,548,138
                                       ==============  ==============   ==============  ==============  ==============

Net (Loss) Income                      $  (3,988,526)  $  (2,473,796)   $  (2,474,347)  $   3,409,569   $  (3,522,917)
                                       ==============  ==============   ==============  ==============  ==============


Net (Loss) Income per Assignee Interest
                                       $         (94)  $         (58)   $         (57)  $          61   $         (81)
                                       ==============  ==============   ==============  ==============  ==============


Total assets                           $  18,464,086   $  23,753,479    $  24,333,572   $  25,262,800   $  55,585,840
                                       ==============  ==============   ==============  ==============  ==============

Long-term obligations,
   Pension Notes, and related
   interest payable                    $  35,504,347   $  36,938,253    $  35,036,889   $  33,300,689   $  66,402,407
                                       ==============  ==============   ==============  ==============  ==============
Cash distributions per
   Assignee Interest                   $           0   $           0    $           0   $           0   $           0
                                       ==============  ==============   ==============  ==============  ==============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Income from rental operations decreased to $1,295,341 from $1,350,158 and $1,456,968 for the years ended December 31, 2001, 2000, and 1999, respectively. Rental revenues increased in 2001 to $5,406,768 from $5,274,800 in 2000 due to increased occupancies at the Property. Rental expenses increased to $4,111,427 in 2001 from $3,924,642 in 2000 due to increased salary and related benefit costs and costs attributable to inflation. Due to the sale of the Property on December 31, 2001, the Partnership recognized a loss on sale of $1,491,679. Interest expense decreased to $2,977,899 in 2001 from $3,317,701 in 2000 due to a change of interest calculation from the effective interest rate to the stated interest rate. Other expense increased to $695,280 in 2001 from $387,249 in 2000 primarily due to a $250,000 accrual for a lawsuit settlement provision.

Rental revenue decreased in 2000 to $5,274,800 from $5,322,600 in 1999 due to lower occupancies at the Property. Rental expenses slightly increased to $3,924,642 in 2000 from $3,865,632 in 1999 due to increased costs attributable to inflation.

The Partnership's net loss was $(3,988,526),  $(2,473,796), and $(2,474,347) for the years ended December 31, 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources.

Net cash used by operating activities during 2001 was $3,169,181, representing a decrease over 2000 net cash provided by operating activities of $126,945. This decrease was primarily due to an additional $3,000,000 payment for deferred interest not scheduled to become due until December 31, 2001. Rent collections increased to $5,222,146 in 2001 from $4,985,113 in 2000, primarily due to increased occupancies at the Property. Operating expenses paid increased to $4,103,892 in 2001 from $3,721,034 in 2000 and was primarily due to increased costs paid for salary and related benefits and other costs attributable to inflation.

Net cash provided by operating activities during 2000 was $126,945, representing an increase over 1999 net cash used by operating activities of $125,391. Net cash provided in 2000 operations primarily was due to decreased other operating expenses paid. Rent collections decreased to $4,985,113 in 2000 from $5,056,293 in 1999, primarily due to lower occupancy at the Property. Operating expenses paid decreased from $4,012,953 in 1999 to $3,721,034 in 2000 primarily due to decreased other operating expenses paid. Interest paid was $4,411,805 in 2001, $1,416,337 in 2000, and $1,421,799 in 1999.

For the year ended 2000, cash generated from rental operations was sufficient to pay the base interest amount on the outstanding Pension Notes of $1,416,337. However, cash generated from rental operations during 2001 and 1999 was insufficient to pay the base interest amount of $1,411,805 and $1,421,799, respectively. During 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Interest payments on the Pension Notes are accrued at a 13 percent rate, but were paid based on a 7 percent pay rate in 2001, 2000 and 1999. The remaining 6 percent unpaid portion for these years, as well as amounts deferred in prior years in accordance with the terms of the Pension Notes, continues to be accrued and are due at maturity, December 31, 2001. Accrued and unpaid interest at December 31, 2001 amounted to $15,346,521.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Pension Notes and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,927,938 in Pension Notes and deferred interest. Should available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes be insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt will be treated as forgiven and will result in recognition of income to the Assignee Interest holders.

Cash and cash equivalents at December 31, 2001 amounted to $18,117,600 as compared to $5,492,588 at December 31, 2000.

Dissolution of Partnership

On February 12, 2001, due to the pending maturity of the Pension Notes at December 31, 2001 and to obtain maximum value through an organized disposition of Partnership assets, the General Partner notified the Note holders and Assignee Interest holders of its intent to dissolve the Partnership effective May 21, 2001 and liquidate its remaining asset.

On December 31, 2001, the Partnership sold the Property, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale, was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Pension Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Pension Notes and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,927,938 in Pension Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes will be insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt will be treated as forgiven and will result in recognition of income to the Assignee Holders.



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

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS


The Partners
NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statement of financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 2000, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. In addition, we have audited the statement of net liabilities in liquidation as of December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the general partner of NHP Retirement Housing Partners I Limited Partnership approved a plan of liquidation on May 21, 2001, and the Partnership commenced liquidation shortly after the sale of its remaining property on December 31, 2001. As a result, the Partnership has changed its basis of accounting on December 31, 2001, and for periods subsequent thereto from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHP Retirement Housing Partners I Limited Partnership as of December 31, 2000, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and its net liabilities in liquidation as of December 31, 2001 in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                          Ernst & Young LLP


Dallas, Texas
February 8, 2002
except for Note 6, as to which the date is February 28, 2002



              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARNERSHIP
                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                December 31, 2001
                               (LIQUIDATION BASIS)



ASSETS (Notes 1 and 6)

Cash and cash equivalents (Note 2)                                                                $      18,117,660

Receivables                                                                                                  96,426

Other assets                                                                                                250,000
                                                                                                  -----------------

Total assets                                                                                             18,464,086




LIABILITIES
    Accounts payable                                                                                        185,374
    Interest payable (Notes 1 and 6)                                                                     15,346,521
    Pension notes (Notes 1 and 6)                                                                        20,157,826
    Other liabilities                                                                                       530,088
                                                                                                  -----------------

Total liabilities                                                                                        36,219,809
                                                                                                  -----------------


Contingencies (Note 12)

Net liabilities in liquidation                                                                    $     (17,755,723)
                                                                                                  =================






                        See notes to financial statements


              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                         STATEMENT OF FINANCIAL POSITION
                                December 31, 2000
                              (GOING-CONCERN BASIS)


ASSETS (Notes 1 and 6)

Cash and cash equivalents (Note 2)                                                                $       5,492,588

Receivables                                                                                                  36,174

Pension Notes issuance costs (Note 1)                                                                       119,009

Prepaid expenses                                                                                            132,989

Rental property (Notes 1 and 10):
   Land                                                                                                   2,497,725
   Building, net of accumulated depreciation of
     $6,936,874 in 2000                                                                                  15,470,554

Other assets                                                                                                  4,440
                                                                                                  -----------------

Total assets                                                                                      $      23,753,479
                                                                                                  =================


Liabilities:
   Accounts payable                                                                               $         203,373
   Interest payable (Notes 1 and 6)                                                                      16,780,427
   Pension Notes (Notes 1 and 6)                                                                         20,157,826
   Other liabilities (Note 2)                                                                               289,944
                                                                                                  -----------------

                                                                                                         37,431,570
                                                                                                  -----------------
Contingencies (Note 12)

Partners' deficit (Notes 5 and 7):
   General Partner                                                                                       (1,006,466)
   Assignee Limited Partner - investment units
     outstanding, 42,120 in 2000                                                                        (12,671,625)
                                                                                                  ------------------

Total partners' deficit                                                                                 (13,678,091)
                                                                                                  -----------------

Total liabilities and partners' deficit                                                           $      23,753,479
                                                                                                  =================


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)

                                                                                   Year Ended December 31,
                                                                          2001               2000              1999
                                                                          ----               ----              ----

REVENUES
   Rental income                                                      $    5,282,398     $    4,995,597    $    5,069,532
   Interest income                                                            90,783            216,442           181,994
   Other income                                                               33,587             62,761            71,074
                                                                      --------------     --------------    --------------

                                                                           5,406,768          5,274,800         5,322,600
                                                                      --------------     --------------    --------------

COSTS AND EXPENSES
   Salaries, related benefits and overhead reimbursements (Note 3)         1,173,466          1,080,206         1,074,947
   Management fees, dietary fees and other services (Note 3)                 483,078            460,444           457,581
   Administrative and marketing                                              242,272            235,967           228,217
   Utilities                                                                 297,709            286,361           267,087
   Maintenance                                                               173,400            181,526           174,640
   Resident services, other than salaries                                     38,860             38,661            45,182
   Food services, other than salaries                                        564,067            533,939           529,369
   Depreciation                                                              593,240            582,861           570,238
   Taxes and insurance                                                       545,335            524,677           518,371
                                                                      --------------     --------------    --------------

                                                                           4,111,427          3,924,642         3,865,632
                                                                      --------------     --------------    --------------

INCOME FROM RENTAL OPERATIONS                                              1,295,341          1,350,158         1,456,968
                                                                      --------------     --------------    --------------

OTHER EXPENSES
   Loss on sale (Note 4)                                                   1,491,679                  -                 -
   Interest expense - Pension Notes (Note 6)                               2,977,899          3,317,701         3,157,999
   Amortization of Pension Notes issuance costs                              119,009            119,004           119,004
   Amortization of Pension Notes organization costs                                -                  -            77,615
   Other expenses                                                            695,280            387,249           576,697
                                                                      --------------     --------------    --------------

                                                                           5,283,867          3,823,954         3,931,315
                                                                      --------------     --------------    --------------

NET LOSS                                                              $   (3,988,526)    $   (2,473,796)   $   (2,474,347)
                                                                      ===============    ===============   ===============

ALLOCATION OF NET LOSS
   General Partner                                                    $      (64,854)    $      (49,476)   $      (49,487)
   Assignor Limited Partner                                               (3,923,672)        (2,424,320)       (2,424,860)
                                                                      ---------------    ---------------   ---------------

                                                                      $   (3,988,526)    $   (2,473,796)   $   (2,474,347)
                                                                       ==============     ==============    ==============

NET LOSS PER ASSIGNEE INTEREST                                        $          (94)    $          (58)   $          (57)
                                                                       ==============     ==============    ==============


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' DEFICIT

                                                                                Assignee
                                                      General Partner            Limited
                                                      ---------------           Partners                Total
                                                                                --------                -----

Partners' deficit at January 1, 1999                  $       (849,832)     $    (7,821,874)        $    (8,671,706)

Distributions                                                  (28,796)                   -                 (28,796)

Net Loss                                                       (49,487)          (2,424,860)             (2,474,347)
                                                      -----------------   ------------------        ----------------

Partners' deficit at December 31, 1999                        (928,115)         (10,246,734)            (11,174,849)

Distributions                                                  (28,875)                   -                 (28,875)

Repurchase of 571 assignee units
     subsequently cancelled                                          -                 (571)                   (571)

Net Loss                                                       (49,476)          (2,424,320)             (2,473,796)
                                                      ----------------      ----------------        ---------------

Partner's deficit at December 31, 2000                      (1,006,466)         (12,671,625)            (13,678,091)

Distributions                                                  (88,797)                   -                 (88,797)

Repurchase of 309 assignee units                                     -                 (309)                   (309)
      subsequently cancelled

Net Loss                                                       (64,854)          (3,923,672)             (3,988,526)
                                                    -------------------   ------------------     -------------------

Partner's deficit at December 31, 2001
     and net liabilities in liquidation               $     (1,160,117)     $   (16,595,606)        $   (17,755,723)
                                                       ================      ===============         ===============





                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS



                                                                                           Year Ended December 31,
                                                                              2001                  2000                  1999
                                                                              ----                  ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Rent collections                                                     $     5,222,146      $     4,985,113       $     5,056,293
   Interest received                                                             90,783              216,442               181,994
   Other income                                                                  33,587               62,761                71,074
   Management fees, dietary fees and other services                            (480,900)            (422,871)             (457,390)
   Salary, related benefits and overhead reimbursements                      (1,170,100)          (1,080,869)           (1,078,502)
   Other operating expenses paid                                             (2,452,892)          (2,217,294)           (2,477,061)
   Interest paid                                                             (4,411,805)          (1,416,337)           (1,421,799)
                                                                        ---------------      ---------------       ---------------

   Net cash (used in) provided by operating activities                       (3,169,181)             126,945              (125,391)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of properties                                          16,014,830                    -                     -
   Capital expenditures                                                        (131,471)            (158,268)             (113,756)
                                                                        ---------------      ---------------       ---------------

   Net cash provided by (used in) investing activities                       15,883,359             (158,268)             (113,756)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of assignee units                                                    (309)                (571)                    -
   Distributions                                                                (88,797)             (28,875)              (28,796)
                                                                        ----------------     ----------------      ----------------

   Net cash used in financing activities                                        (89,106)             (29,446)              (28,796)
                                                                        ----------------     ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                         12,625,072              (60,769)             (267,943)

Cash and cash equivalents at beginning of year                                5,492,588            5,553,357             5,821,300
                                                                        ---------------      ---------------       ---------------

Cash and cash equivalents at end of year                                $    18,117,660      $     5,492,588       $     5,553,357
                                                                        ===============      ===============       ===============




                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                        2001               2000               1999
                                                                        ----               ----               ----

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
   Net loss                                                       $    (3,988,526)    $    (2,473,796)   $    (2,474,347)
                                                                  ----------------    ----------------   ----------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES
   Loss sale of properties                                              1,491,679                   -                  -
   Depreciation                                                           593,240             582,861            570,238
   Amortization of Pension Notes organization costs                             -                   -             77,615
   Amortization of Pension Notes issuance costs                           119,009             119,004            119,004
   Interest (paid) deferred                                            (1,433,906)          1,901,364          1,736,200

CHANGES IN OPERATING ASSETS AND LIABILITIES
   Other assets and receivables                                          (305,812)            (10,381)           (13,309)
   Prepaid expenses                                                       132,989             (13,892)            21,493
   Accounts payable                                                       (17,999)             27,878           (126,178)
   Other liabilities                                                      240,145              (6,093)           (36,107)
                                                                  ---------------     ---------------    ---------------

Net cash (used in) provided by operating activities               $    (3,169,181)    $       126,945    $      (125,391)
                                                                  ================    ===============    ================




                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

On December 31, 2001, the principal of the Notes and deferred interest of approximately $35,504,000 matured. The Partnership does not have sufficient funds to fully repay this amount. Due to the pending maturity of the Notes and to obtain maximum value through an organized disposition of Partnership assets, the General Partner on February 12, 2001 notified the holders of Notes (Holders) and holders of Interests (Assignee Holders) of its intent to dissolve the Partnership effective May 21, 2001. The last remaining property in the Partnership, The Amberleigh, was sold on December 31, 2001 (see Note 4).

Following is a description of the Amberleigh owned indirectly and operated by the Partnership during the year 2001.

The Amberleigh

This facility is a 271-unit retirement living center located in Williamsville, New York. The facility was approximately 86 percent occupied at December 31, 2000 and 91 percent occupied at the date of sale.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


Significant Accounting Policies

As of December 31, 2001, the Partnership changed its basis of accounting from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

Organization costs related to the sale of Notes were being amortized using the straight-line method through February 1999. The remaining balance of organization costs of $68,599 was written off in 1999 as required under the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting Costs of Start-Up Activities. Offering and issuance costs related to the sale of Notes are being amortized using the straight-line method over the term of the Notes. Accumulated amortization at December 31, 2000 was $3,438,753. At December 31, 2001, the offering and issuance costs were fully amortized. Selling commissions related to the sale of Interests were recorded as a direct reduction to the capital account of the holders of Interests. Direct costs of acquisition, including acquisition fees and expenses paid to the General Partner, have been capitalized as part of buildings and improvements. Other fees and expenses of the Partnership are recognized as expenses in the period the related services are performed.

Interest expense on Notes is calculated using the effective interest method through May 2001. Effective June 2001, the Partnership began recording accrued interest at the stated interest rate, which represents the amount which will be paid upon dissolution of the Partnership (see Note 6).

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


Buildings and improvements are recorded at the lower of cost or net recoverable value (Note 10) and depreciated using the straight-line method, assuming a 30-year life and a 30 percent salvage value. Furniture and equipment are recorded at cost and depreciated using the straight-line method over 5 years.

The cost of rental property and their useful lives are summarized as follows:

                                                    Useful Life               2001                    2000
                                                    -----------               ----                    ----

Land                                                                 $               -      $      2,497,725
                                                                     =================      ================

Land improvements                                  30 years          $                      $          50,317
Building and building improvements                 30 years                          -             21,501,103
Furniture and equipment                             5 years                          -                856,008
                                                                     -----------------      -----------------

                                                                                     -             22,407,428
Less-accumulated depreciation                                                        -             (6,936,874)
                                                                     -----------------      -----------------
                                                                     $               -      $      15,470,554
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

NOTE 2.  CASH AND CASH EQUIVALENTS

As of December 31, 2001 and 2000, cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

Cash and cash equivalents also includes $161,500 of tenant security deposits at December 31, 2000, which are designated for the purpose of providing refunds to tenants upon move-out.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


NOTE 3.  TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

Through January 22, 1995, the sole General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I) and the sole limited partner of the Partnership was NHP RHP-I Assignor Corporation, a Delaware corporation.

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole General Partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. (CSL), which, in 1997, became a subsidiary of Capital Senior Living Corporation (CSLC). CSL received $480,900, $422,871, and $457,390, in 2001, 2000, and 1999, respectively, for management fees, dietary services fees and other operating expense reimbursements related to services provided to the Partnership.

Personnel working at the property sites and certain home office personnel who perform services for the Partnership were employees of CSL, an affiliate of CRGSH until June 30, 1998. The Partnership reimbursed CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 2001, 2000, and 1999, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $1,170,100, $1,080,869, and $1,078,502 respectively.

At December 31, 2001, Capital Senior Living Properties, Inc., a wholly owned subsidiary of CSLC, holds 14,131 Pension Notes. CSLC is subject to the periodic reporting obligations of the Securities and Exchange Commission.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


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

In connection with the sale of The Amberleigh (see Note 4), $127,500 in brokerage fees was accrued at December 31, 2001 and subsequently paid to Capital Realty Group Brokerage, Inc.

NOTE 4.   DISPOSITION OF PROPERTY

On December 31, 2001, the Partnership sold its last remaining property, the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED



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

2. To the Assignee Holders until the Assignee Holders have received an amount equal to an aggregate annual non-compounded return of 10 percent on their adjusted capital contributions for each quarterly cash distribution period;

3. To the General Partner, a Partnership Management Incentive Fee in an amount equal to 8 percent of Cash Available For Distribution Before Interest Payments for the fiscal year; and

4.       To the Assignee Holders, the balance.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


No distributions were paid to the Assignee Holders during 2001, 2000 or 1999. Future cash requirements have caused the General Partner to determine it is not financially appropriate to make distributions to Assignee Holders.

Cash received from sales or re-financings of any Partnership property, after retirement of applicable mortgage debt and the payment of all expenses related to the transaction and any payments of debt service on the Notes including interest at a non-compounded rate of 13 percent per annum less any prior payments (see Note 6) and establishment of reserves, is to be distributed in the following order of priority:

1. To the Assignee Holders until their adjusted capital accounts are reduced to zero;

2. To the Assignee Holders until cumulative cash distributions received equal a 13 percent non-compounded return on their adjusted capital accounts, reduced by prior distributions;

3. To the General Partner in the amount of a disposition fee of not more than 3 percent of sales price; and

4.       To the Assignee  Holders,  85 percent,  and to the General Partner,  15 percent.

Taxable net income or loss from operations is allocated to the Assignee Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90 percent to the Assignee Holders as a class and 10 percent to the General Partner. For book purposes in 2001, the loss on sale of $1,491,679 was allocated 99 percent to the Assignee Holders as a class and 1 percent to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2 percent for 2001, 2000 and 1999 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. Accordingly, net loss for each of the three years in the period ended December 31, 2001, was allocated in the same manner.

The deficit balance in the Assignee Limited Partner account reflects their percentage interest in the Partnership's cumulative net losses, although there are no restoration requirements for the Assignee Limited Partner interest upon termination of the Partnership.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


NOTE 6.  PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly through May 2001. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount which will be paid upon dissolution of the Partnership. The
Partnership made minimum interest payments of $1,411,805, $1,416,337, and $1,421,799 in 2001, 2000 and 1999, respectively, to Note Holders. During 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. The Partnership's obligation to repay the principal amount of the Notes, which matured on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Notes is limited to the assets of the Partnership. The Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002.

NOTE 7.  DISTRIBUTIONS TO PARTNERS

During 2001, 2000 and 1999, the General Partner received distributions, representing 2 percent of the Cash Available For Distribution Before Interest Payments to the Note Holders. The Partnership did not make a distribution to the Assignee Holders during 2001, 2000 or 1999.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


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

Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,927,938 in Notes and deferred interest. Should available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes be insufficient to repay the outstanding Notes and deferred interest, the unpaid debt will be treated as forgiven and will result in recognition of income to the Assignee Holders.

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


Reconciliation between financial statement net (income) loss and net (income) loss for tax purposes follows:

                                                                                Years Ended December 31,
                                                                     2001                2000                1999
                                                                     ----                ----                ----

Net loss per financial statements                              $    3,988,526     $    2,473,796       $   2,474,347

Temporary differences in determining (income)
   losses for federal income tax
   purposes:
      Gain on sale of properties                                   (5,812,954)                 -                   -
      Depreciation                                                    138,774            218,987             217,692
      Amortization of start-up and marketing costs                      2,136              2,141             (45,064)
      Interest expense - Pension Notes                              1,405,364         (1,933,772)          2,282,306
      Miscellaneous                                                    29,569              5,540              13,354
                                                               ---------------    ---------------      --------------

Net (income) loss per tax return                               $     (248,585)    $      766,692       $   4,942,635
                                                               ===============    ===============      ==============


For federal income tax purposes, the basis of building and improvements, net of accumulated depreciation, was $15,153,644 at December 31, 2000.


NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                                            2001                                 2000
                                                            ----                                 ----
                                                 Carrying            Fair             Carrying            Fair
                                                  Amount             Value             Amount            Value

Cash and cash equivalents                    $  18,117,660     $ 18,117,660       $   5,492,588     $    5,492,588
Pension Notes and accrued interest              35,504,347       17,748,624          36,938,253         25,103,925

Following are methods and assumptions used by the General Partner in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


Pension Notes and Accrued Interest

The fair values of Notes are based on discounted cash flows at December 31, 2000 and available cash for note payment at December 31, 2001.

NOTE 10.  CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Interests in the Partnership in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action"), against the Partnership, the General Partner, Capital Senior Living Corporation and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Interests in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint seeks, among other relief, rescission of the 1998 Transaction and unspecified money damages. On July 9, 1999, the Defendants filed a motion to dismiss the case. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh.

On January 31, 2002, the parties to the Delaware Action entered a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of $840,000, of which the Partnership will contribute and has accrued $250,000, the amount of the deductible of the Partnership's directors & officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the Court, will be distributed to a class of Assignee Holders.

On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Notes in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature. The Complaint in Intervention filed by Mr. Kalmenson names as defendants the Defendants in the Delaware Action, as well as Retirement Associates, Inc., the sole stockholder of the General Partner, and various current and former directors of the General Partner. The Complaint in
Intervention essentially alleges, among other things, a variety of claims challenging the 1998 Transaction and a claim for breach of contract relating to the failure of the Partnership to pay the full amount of principal and interest owed on the Notes on their maturity date. The Partnership believes that the allegations asserted by Mr. Kalmenson are without merit and that his motion to intervene is moot in view of the proposed settlement of the Delaware Action. The Partnership is unable to estimate any liability related to this claim, if any.


NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        Fiscal 2001 Quarters
                                           -------------------------------------------------------------------------------
                                                  First                Second               Third           Fourth (a)
                                           -------------------------------------------------------------------------------

Revenues                                   $       1,345,513     $      1,340,943     $   1,364,792      $     355,520
Net loss                                            (611,579)            (575,692)         (427,676)        (2,373,579)
Basic loss per assignee interest                         (14)                 (13)              (10)               (57)


                                                                        Fiscal 2000 Quarters
                                           -------------------------------------------------------------------------------
                                                  First                Second               Third             Fourth
                                           -------------------------------------------------------------------------------
Revenues                                   $       1,299,945     $      1,288,359     $   1,346,325      $  1,340,171
Net Loss                                            (662,226)            (587,688)         (555,026)         (668,856)
Basic loss per assignee interest                         (15)                 (14)              (13)              (16)


(a) During the fourth quarter 2001, the Partnership recorded a loss on sale of $1,491,679.

Quarterly operating results are not necessarily representative of operations for a full year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that are required to be reported herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors, executive officers or significant employees of its own.

On January 23, 1995, CRGSH became the sole General Partner of the Partnership. CRGSH is a privately owned corporation initially organized on December 1, 1988. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited partnerships of which it is the General Partner. Prior to June 10, 1998, CRGSH was

/wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital), with its corporate headquarters in Dallas, Texas. Capital is owned by James A. Stroud (50 percent through a trust) and by Jeffrey L. Beck (50 percent).

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

              Name                           Position

              Robert L. Lankford             President, Retirement
                                             Associates, Inc., sole stockholder
                                             of CRGSH, the General Partner

              Wayne R. Miller                Secretary, Retirement Associates,
                                             Inc.

Robert L. Lankford

Robert L. Lankford, age 47, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 52, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of Wayne R. Miller P.C.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Partnership pursuant to Rule 16a-3(c) of the Securities and Exchange Commission (SEC) rules, the Partnership is not aware of any failure of any officer or director of CRGSH or beneficial owner of more than ten percent of the Assignee Interests to file timely with the SEC any Forms 3, 4 or 5 relating to the Partnership for 2001.

ITEM 11.  EXECUTIVE COMPENSATION

NHP Retirement Housing Partners I Limited Partnership has no officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. Such fees paid or accrued during the year ended December 31, 2001 included cash distributions of $88,797 to the General Partner, which represents 2 percent of cash available for distribution before interest payments to the Note Holders, and $127,500 in brokerage fees for the sale of The Amberleigh property. See Item 8, Financial Statements and Supplementary Data.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to own more than 5 percent of Assignee Interests.

As of March 1, 2002, a former affiliate of the General Partner, owns approximately 14,131 Notes, or approximately 33 percent of the Partnership's outstanding Notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described in Items 8 (Note 3 in the Financial Statements), 10, 11 and 12, the Partnership had no other transactions or business relationships with CRGSH or its affiliates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

Following are the financial statements, notes and reports listed included in this report.

                                                                                      Page

               Report of Ernst & Young LLP, Independent Auditors                      11

               Statement of Net Liabilities in Liquidation
                December 31, 2001                                                     12

               Statement of Financial Position,
                December 31, 2000                                                     13

               Statements of Operations for the Years
                Ended December 31, 2001, 2000 and 1999                                14

               Statements of Partners' Deficit
                for the Years Ended December 31, 2001, 2000
                and 1999                                                              15

               Statements of Cash Flows for the
                Years Ended December 31, 2001, 2000 and 1999                          16

               Notes to Financial Statements                                          18

Financial Statement Schedules

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Exhibits

2.1* Asset Purchase Agreement, dated as of December 28, 2001, by and between BRE/CSL Amberleigh LLC and NHP Retirement Housing Partners I Limited Partnership (Exhibit 2.1).

* Incorporated by reference to the Exhibit in parenthesis from the Partnership's Current Report on Form 8-K, dated December 31, 2001, filed by the Partnership with the Securities and Exchange Commission.

Reports on Form 8-K

The Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 17, 2002 disclosing the sale of the Amberleigh to BRE/CSL Amberleigh LLC, effective as of December 28, 2201.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:  CAPITAL REALTY GROUP SENIOR HOUSING, INC.
General Partner

         By:  /s/ Robert L. Lankford
              ----------------------
         ROBERT L. LANKFORD, President
         March 28, 2002