Form 10-Q
period 2002-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2002-05-15
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                         Commission File Number 0-16815

                        NHP RETIREMENT HOUSING PARTNERS I
                               LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       52-1453513
(State of other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                               Identification No.)


                         14160 DALLAS PARKWAY, SUITE 300
                                DALLAS, TX 75254
                    (Address of principal executive offices)
                                   (Zip Code)


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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)


                                                                       March 31, 2002            December 31, 2001
                                                                       --------------            -----------------
                                                                         (Unaudited)                 (Audited)
ASSETS:

Cash and cash equivalents                                             $         436,056          $      18,117,660

Receivables                                                                      72,348                     96,426

Other assets                                                                    250,000                    250,000
                                                                      -----------------          -----------------

Total assets                                                                    758,404                 18,464,086
                                                                      -----------------          -----------------


LIABILITIES:

     Accounts payable                                                                 -                    185,374
     Interest payable                                                                 -                 15,346,521
     Pension notes                                                                    -                 20,157,826
     Other liabilities                                                           37,429                    530,088
                                                                      -----------------          -----------------

Total liabilities                                                                37,429                 36,219,809
                                                                      -----------------          -----------------

Net assets (liabilities) in liquidation                               $         720,975          $     (17,755,723)
                                                                      =================           =================





See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Changes in Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)

                    For the Three Months Ended March 31, 2002

                                   (Unaudited)





Net liabilities in liquidation at January 1, 2001            $ (17,755,723)

Net Income                                                      18,476,698
                                                             ---------------

Net assets in liquidation at March 31, 2002                  $     720,975
                                                             ================








See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                                     2002                    2001
                                                                                     ----                    ----
                                                                              (Liquidated Basis)        (Going Concern
                                                                                                            Basis)
REVENUE:
     Rental income                                                           $           1,198       $       1,294,422
     Interest income                                                                     1,132                  40,946
     Other income                                                                         (759)                 10,145
                                                                             ------------------      -----------------

                                                                                         1,571               1,345,513
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                                  -                 275,319
     Management fees, dietary fees and other services                                        -                 160,444
     Administrative and marketing                                                        1,084                  15,906
     Utilities                                                                               -                  96,250
     Maintenance                                                                             -                  38,079
     Resident services, other than salaries                                                  -                   8,003
     Food services, other than salaries                                                      -                 134,217
     Depreciation                                                                            -                 147,633
     Taxes and insurance                                                                     -                 117,260
                                                                             -----------------       -----------------

                                                                                         1,084                 993,111
                                                                             -----------------       -----------------

INCOME FROM RENTAL OPERATIONS                                                              487                 352,402
                                                                             -----------------       -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  423,590                 856,239
     Amortization of pension notes issuance costs                                            -                  29,751
     Other expense                                                                      91,375                  77,991
                                                                             -----------------       -----------------

                                                                                       514,965                 963,981
                                                                             -----------------       -----------------

NET LOSS BEFORE EXTRAORDINARY INCOME                                                  (514,487)               (611,579)
       Extraordinary income - debt forgiveness                                      18,991,176                       -
                                                                             -----------------       -----------------

NET INCOME (LOSS)                                                            $      18,476,698       $        (611,579)
                                                                             =================       ==================

NET INCOME (LOSS) PER ASSIGNEE INTEREST:
     Net loss before extraordinary income                                    $             (12)      $             (14)
     Extraordinary income                                                                  444                       -
                                                                             -----------------       -----------------
     Net income (loss)                                                       $             432       $             (14)
                                                                             =================       ==================

WEIGHTED AVERAGE NUMBER OF ASSIGNEE
UNITS                                                                        $          41,888       $          41,888
                                                                             =================       =================

See notes to financial statements.
                                       3

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                     Statement of Partners' Equity (Deficit)
                                   (Unaudited)



                                                                                      ASSIGNOR
                                                               GENERAL                LIMITED
                                                               PARTNER                PARTNERS                TOTAL
                                                               -------                --------                -----

Partners' deficit
   at December 31, 2001 and net
  liabilities in liquidation                               $       (1,160,117)     $  (16,595,606)        $   (17,755,723)


Net income - Three months
   ended March 31, 2002                                               369,534          18,107,164              18,476,698
                                                           ------------------      --------------         ---------------

Partners' equity (deficit)
   at March 31, 2002 and net
  assets in liquidation                                    $         (790,583)     $    1,511,558         $       720,975
                                                           ==================      ==============         ===============

Percentage interest
   at March 31, 2002                                                2%                        98%                   100%
                                                                    ==                        ===                   ====



See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                   Three months ended March 31,
                                                                                  2002                      2001
                                                                                  ----                      ----
                                                                           (Liquidated Basis)          (Going Concern
                                                                                                           Basis)

Cash flows from operating activities:
     Rent collections                                                       $         25,276          $      1,317,070
     Interest received                                                                 1,132                    40,946
     Other income                                                                       (759)                   10,145
     Salary and related benefits                                                     (46,900)                 (274,271)
     Management fees, dietary fees and other services                                (68,350)                 (159,774)
     Other operating expenses paid                                                  (592,003)                 (534,701)
     Interest paid                                                                (7,461,934)               (1,355,661)
                                                                            -----------------         -----------------

     Net cash used in operating activities                                        (8,143,538)                 (956,246)
                                                                            -----------------         -----------------

Cash flows from investing activity:
     Capital expenditures                                                                  -                   (27,199)
                                                                            ----------------          -----------------

     Net cash used in investing activity                                                   -                   (27,199)
                                                                            ----------------          -----------------

Cash flows from financing activities:
     Pension note payments                                                        (9,538,066)                        -
     Repurchase of assignor limited partnership units                                      -                      (309)
     Distributions                                                                         -                   (27,258)
                                                                            ----------------          -----------------

     Net cash used in financing activities                                        (9,538,066)                  (27,567)
                                                                            ----------------          -----------------

Net decrease in cash and cash equivalents                                        (17,681,604)               (1,011,012)

Cash and cash equivalents at beginning of period                                  18,117,660                 5,492,588
                                                                            ----------------          ----------------

Cash and cash equivalents at end of period                                  $        436,056          $      4,481,576
                                                                            ================          ================

See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)



                                                                                    Three months ended March 31,
                                                                                  2002                        2001
                                                                                  ----                        ----
                                                                          (Liquidation Basis)            (Going Concern
                                                                                                             Basis)

RECONCILIATION OF NET INCOME (LOSS)
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

Net income (loss)                                                           $     18,476,698            $       (611,579)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Extraordinary income                                                      (18,991,176)                          -
       Depreciation                                                                        -                     147,633
       Amortization of pension notes
         issuance costs                                                                    -                      29,751

Changes in operating assets and liabilities:
       Other assets and receivables                                                   24,078                      22,549
       Prepaid expenses                                                                    -                     (39,070)
       Accounts payable                                                             (122,135)                    (54,784)
       Interest payable                                                           (7,038,344)                   (499,422)
       Other liabilities                                                            (492,659)                     48,676
                                                                            -----------------           ----------------

           Total adjustments                                                     (26,620,236)                   (344,667)
                                                                            -----------------           -----------------

Net cash used in operating activities                                       $     (8,143,538)           $       (956,246)
                                                                            =================           =================

See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 2002

A.       ACCOUNTING POLICIES

Nature of Business

NHP Retirement Housing Partners I Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on March 10, 1986. The Partnership was formed for the purpose of raising capital by issuing both Pension Notes ("Notes") to tax-exempt investors and selling additional partnership interests in the form of Assignee Interests ("Interests") to taxable individuals. Interests represent assignments of the limited partnership interests of the Partnership issued to the Assignor Limited Partner, NHP RHP-I Assignor Corporation. The proceeds from the sale of the Notes and Interests were invested in residential rental properties for retirement age occupants.

Dissolution of Partnership

Due to the pending maturity of the Notes and to obtain maximum value through an organized disposition of Partnership assets, the General Partner on February 12, 2001 notified the holders of Notes and holders of Interests of its intent to dissolve the Partnership effective May 21, 2001. The last remaining property in the Partnership, The Amberleigh, was sold on December 31, 2001 (see Disposition of Property). On December 31, 2001, the principal of the Notes and deferred interest of approximately $35,504,000 matured. The Partnership did not have sufficient funds to fully repay this amount.

Basis of Presentation

The accompanying balance sheet as of December 31, 2001 has been derived from audited financial statements of the Partnership for the year ended December 31, 2001 and the accompanying unaudited financial statements, as of March 31, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2001, the Partnership changed its basis of accounting from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the Partnership's net assets (liabilities) in liquidation as of March 31, 2002 and December 31, 2001, statement of changes in net assets (liabilities) in liquidation for the three month period ended March 31, 2002, results of operations, changes in Partner's equity (deficit) and cash flows for three month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 2002


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

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2002 and 2001, were $0 and $275,319, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2002 and 2001, were $0 and $160,444, respectively.

Distributions of $0 and $27,258 were made to the General Partner during the three months ended March 31, 2002 and 2001, respectively.

C. DISPOSITION OF PROPERTY

On December 31, 2001, the Partnership sold its last remaining property, the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership estimates $30,000 to be received under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale in December 2001.

D. LEGAL PROCEEDINGS

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 2002


Transaction"). The complaint seeks, among other relief, rescission of the 1998 Transaction and unspecified money damages. On July 9, 1999, the Defendants filed a motion to dismiss the case. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh.

On January 31, 2002, the parties to the Delaware Action entered a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of $840,000, of which the Partnership has contributed $250,000, the amount of the deductible of the Partnership's directors & officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the Court, will be distributed to a class of Assignee Holders.

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

E. PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest was subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred was payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly through May 2001. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate, which represents the amount that was scheduled to be due upon dissolution of the Partnership. The Partnership's obligation to repay the principal amount of the Notes, which matured on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's assets. The liability of the Partnership under the Notes is limited to the assets of the Partnership. The Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 2002


For the first quarter ended March 31, 2001, an additional $1,000,000 was paid to Note Holders for deferred interest not scheduled to become due until December 31, 2001. Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Rent collections for the three-month period decreased to $25,276 in 2002 from $1,317,070 in 2001. Decreased rent collections were due to the sale of the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $968,746 in 2001 to $707,253 in 2002. Decreased operating expenses paid was due to the sale of the Amberleigh and partially offset by an increase in other operating expenses paid resulting from payment of December 31, 2001 accruals paid in the first quarter ended March 31, 2002.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002. During the first quarter ended March 31, 2001, an additional $1,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Net cash used in operations after the payment of interest expense during the three months ended March 31, 2002 and 2001 was $8,143,538 and $956,246, respectively. Interest on the Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it was accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through May 2001. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount that was scheduled to be due upon dissolution of the Partnership. Interest expense totaled $423,590 and $856,239 for the three months ended March 31, 2002 and 2001, respectively.

Capital expenditures decreased $27,199 from $27,199 in 2001 to $0 in 2002 due to the sale of the Amberleigh.

Cash and cash equivalents at March 31, 2002 and December 31, 2001 amounted to $436,056 and $18,117,660, respectively.

Dissolution of Partnership

On February 12, 2001, due to the pending maturity of the Notes at December 31, 2001 and to obtain maximum value through an organized disposition of Partnership assets, the General Partner notified the Note holders and Interest holders of its intent to dissolve the Partnership effective May 21, 2001 and liquidate its remaining asset.

On December 31, 2001, the Partnership sold the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership estimates $30,000 to be received under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002.


Results of Operations

The Partnership's net income for the three months ended March 31, 2002 includes rental operations from the Partnership's property. The net income also includes amortization of Pension Notes issuance costs, and accrued Pension Note interest expense, which are non-cash in nature.

The Partnership net income (loss) increased from ($611,579) to $18,476,698 for the three-month periods ending March 31, 2001 and 2002, respectively. Net income
(loss) per assignee interest increased from ($14) to $432 for the three-month periods ending March 31, 2001 and 2002, respectively. The increase in the Partnership's net income was principally due to $18,991,176 of extraordinary income recognized from the dissolution of the Partnership and debt forgiveness of outstanding notes and deferred interest. Total revenues for the three-month periods decreased from $1,345,513 in 2001 to $1,571 in 2002. The decrease in total revenues was due to the sale of the Amberleigh. Total operating costs and expenses decreased from $993,111 in 2001 to $1,084 in 2002. The decrease in operating expenses primarily was due to the sale of the Amberleigh. Note interest expense decreased from $856,239 to $423,590 for the three-month periods ending March 31, 2001 and 2002, respectively. The decrease in Note interest expense is due to the cessation of interest expense on the Note release date of

February 28, 2002. Amortization of Notes issuance costs decreased from $29,751 to $0 for the three-month periods ending March 31, 2001 and 2002, respectively due to Notes issuance costs being fully amortized at December 31, 2001. Other expenses relating to Partnership administration increased from $77,991 to $91,375 for the three-month periods ending March 31, 2001 and 2002, respectively, due to increased printing costs.

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

On January 31, 2002, the parties to the Delaware Action entered a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of $840,000, of which the Partnership has contributed $250,000, the amount of the deductible of the Partnership's directors & officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the Court, will be distributed to a class of Interest holders.

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



NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner



By:      /s/ Robert Lankford
         --------------------------------------------
         Robert Lankford
         President


Date:    May 15, 2002