Form 10-Q
period 2002-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2002-08-12
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)


                                                                        June 30, 2002            December 31, 2001
                                                                        -------------            -----------------
                                                                         (Unaudited)                 (Audited)

ASSETS:

Cash and cash equivalents                                             $         258,163          $      18,117,660

Receivables                                                                      70,465                     96,426

Other assets                                                                    250,000                    250,000
                                                                      -----------------          -----------------

Total assets                                                                    578,628                 18,464,086
                                                                      -----------------          -----------------


LIABILITIES:

     Accounts payable                                                                 -                    185,374
     Interest payable                                                                 -                 15,346,521
     Pension notes                                                                    -                 20,157,826
     Other liabilities                                                           26,700                    530,088
                                                                      -----------------          -----------------

Total liabilities                                                                26,700                 36,219,809
                                                                      -----------------          -----------------

Net assets (liabilities) in liquidation                               $         551,928          $     (17,755,723)
                                                                      =================           =================



                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Changes in Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)

                     For the Six Months Ended June 30, 2002

                                   (Unaudited)





Net liabilities in liquidation at January 1, 2002             $ (17,755,723)

Net Income                                                       18,307,651
                                                              --------------

Net assets in liquidation at June 30, 2002                    $     551,928
                                                              ==============





                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                     Three months ended June 30,
                                                                                     2002                    2001
                                                                                     ----                    ----
                                                                              (Liquidated Basis)        (Going Concern
                                                                                                            Basis)

REVENUE:
     Rental income                                                           $               -       $       1,307,082
     Interest income                                                                       521                  26,182
     Other income                                                                            -                   7,679
                                                                             -----------------       -----------------

                                                                                           521               1,340,943
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                                  -                 283,864
     Management fees, dietary fees and other services                                        -                 162,149
     Administrative and marketing                                                       72,657                  24,633
     Utilities                                                                               -                  70,941
     Maintenance                                                                             -                  41,566
     Resident services, other than salaries                                                  -                  12,908
     Food services, other than salaries                                                      -                 141,046
     Depreciation                                                                            -                 148,903
     Taxes and insurance                                                                 2,300                 117,544
                                                                             -----------------       -----------------

                                                                                        74,957               1,003,554
                                                                             -----------------       -----------------

(LOSS) INCOME FROM RENTAL OPERATIONS                                                   (74,436)                337,389
                                                                             ------------------      -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                        -                 810,644
     Amortization of pension notes issuance costs                                            -                  29,751
     Other expense                                                                      94,611                  72,686
                                                                             -----------------       -----------------

                                                                                        94,611                 913,081
                                                                             -----------------       -----------------


NET LOSS                                                                     $        (169,047)      $        (575,692)
                                                                             ==================      ==================

NET LOSS PER ASSIGNEE INTEREST:                                              $              (4)      $             (13)
                                                                             ==================      ==================

WEIGHTED AVERAGE NUMBER OF ASSIGNEE
     UNITS                                                                   $          41,888       $          41,888
                                                                             =================       =================



                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                      Six months ended June 30,
                                                                                     2002                    2001
                                                                                     ----                    ----
                                                                              (Liquidated Basis)        (Going Concern
                                                                                                            Basis)

REVENUE:
     Rental income                                                           $           1,198       $       2,601,504
     Interest income                                                                     1,653                  67,128
     Other income (loss)                                                                  (759)                 17,824
                                                                             ------------------      -----------------

                                                                                         2,092               2,686,456
                                                                             -----------------       -----------------

COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                                  -                 559,183
     Management fees, dietary fees and other services                                        -                 322,593
     Administrative and marketing                                                       73,741                  40,539
     Utilities                                                                               -                 167,191
     Maintenance                                                                             -                  79,645
     Resident services, other than salaries                                                  -                  20,911
     Food services, other than salaries                                                      -                 275,263
     Depreciation                                                                            -                 296,536
     Taxes and insurance                                                                 2,300                 234,804
                                                                             -----------------       -----------------

                                                                                        76,041               1,996,665
                                                                             -----------------       -----------------

(LOSS) INCOME FROM RENTAL OPERATIONS                                                   (73,949)                689,791
                                                                             ------------------      -----------------

OTHER EXPENSES:
     Interest expense - pension notes                                                  423,590               1,666,883
     Amortization of pension notes issuance costs                                            -                  59,502
     Other expense                                                                     185,986                 150,677
                                                                             -----------------       -----------------

                                                                                       609,576               1,877,062
                                                                             -----------------       -----------------

NET LOSS BEFORE EXTRAORDINARY INCOME                                                  (683,525)             (1,187,271)
     Extraordinary income - debt forgiveness                                        18,991,176                       -
                                                                             -----------------       -----------------

NET INCOME (LOSS)                                                            $      18,307,651       $      (1,187,271)
                                                                             =================       ==================

NET INCOME (LOSS) PER ASSIGNEE INTEREST:
     Net loss before extraordinary income                                                  (16)                    (28)
     Extraordinary income                                                                  444                       -
                                                                             -----------------       -----------------
     Net income (loss)                                                       $             428       $             (28)
                                                                             =================       ==================

WEIGHTED AVERAGE NUMBER OF ASSIGNEE
     UNITS                                                                   $          41,888       $          41,888
                                                                             =================       =================



                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                     Statement of Partners' Equity (Deficit)
                                   (Unaudited)



                                                                                       ASSIGNOR
                                                               GENERAL                 LIMITED
                                                               PARTNER                 PARTNERS                TOTAL

Partners' deficit
   at December 31, 2001 and net
  liabilities in liquidation                               $       (1,160,117)      $(16,595,606)           $(17,755,723)

Net income - Six months
   ended June 30, 2002                                                366,153         17,941,498              18,307,651
                                                           ------------------       -------------           -------------

Partners' equity (deficit)
   at June 30, 2002 and net (liabilities)
   assets in liquidation                                   $         (793,964)      $  1,345,892            $    551,928
                                                           ===================      =============           =============


Percentage interest
   at June 30, 2002                                                 2%                   98%                       100%
                                                                    ==                   ===                       ====



                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                     Six months ended June 30,
                                                                                  2002                      2001
                                                                                  ----                      ----
                                                                           (Liquidated Basis)          (Going Concern
                                                                                                           Basis)


Cash flows from operating activities:
     Rent collections                                                       $         27,159          $      2,616,395
     Interest received                                                                 1,653                    67,128
     Other income (loss)                                                                (759)                   17,824
     Salary and related benefits                                                     (46,900)                 (556,063)
     Management fees, dietary fees and other services                                (41,650)                 (322,315)
     Other operating expenses paid                                                  (799,000)                 (863,982)
     Interest paid                                                                (7,461,934)               (3,703,591)
                                                                            -----------------         -----------------

     Net cash used in operating activities                                        (8,321,431)               (2,744,604)
                                                                            -----------------         -----------------

Cash flows from investing activity:
     Capital expenditures                                                                  -                   (79,720)
                                                                            ----------------          -----------------

     Net cash used in investing activity                                                   -                   (79,720)
                                                                            ----------------          -----------------

Cash flows from financing activities:
     Pension note payments                                                        (9,538,066)                        -
     Repurchase of assignor limited partnership units                                      -                      (309)
     Distributions                                                                         -                   (74,359)
                                                                            ----------------          -----------------

     Net cash used in financing activities                                        (9,538,066)                  (74,668)
                                                                            ----------------          -----------------

Net decrease in cash and cash equivalents                                        (17,859,497)               (2,898,992)

Cash and cash equivalents at beginning of period                                  18,117,660                 5,492,588
                                                                            ----------------          ----------------

Cash and cash equivalents at end of period                                  $        258,163          $      2,593,596
                                                                            ================          ================

                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)



                                                                                      Six months ended June 30,
                                                                                  2002                        2001
                                                                                  ----                        ----
                                                                          (Liquidation Basis)            (Going Concern
                                                                                                             Basis)

RECONCILIATION OF NET INCOME (LOSS)
    TO NET CASH USED IN
    OPERATING ACTIVITIES:

Net income (loss)                                                           $     18,307,651            $     (1,187,271)

Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating  activities:
       Extraordinary income - debt forgiveness                                   (18,991,176)                          -
       Depreciation                                                                        -                     296,536
       Amortization of pension notes
         issuance costs                                                                    -                      59,502

Changes in operating assets and liabilities:
       Other assets and receivables                                                   25,961                      14,830
       Prepaid expenses                                                                    -                      61,872
       Accounts payable                                                             (122,135)                    (26,722)
       Interest payable                                                           (7,038,344)                 (2,036,708)
       Other liabilities                                                            (503,388)                     73,357
                                                                            -----------------           ----------------

           Total adjustments                                                     (26,629,082)                 (1,557,333)
                                                                            -----------------           -----------------

Net cash used in operating activities                                       $     (8,321,431)           $     (2,744,604)
                                                                            =================           =================


                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 2002

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

On December 31, 2001, the Partnership sold the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale. Payment on one of the promissory notes is subject to the purchaser obtaining certain levels of financing proceeds, and payment on the other promissory note is subject to the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership will not receive any proceeds under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002.

Basis of Presentation

The accompanying balance sheet as of December 31, 2001 has been derived from audited financial statements of the Partnership for the year ended December 31, 2001 and the accompanying unaudited financial statements, as of June 30, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2001, the Partnership changed its basis of accounting from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the Partnership's net assets (liabilities) in liquidation as of June 30, 2002 and December 31, 2001, statement of changes in net assets (liabilities) in liquidation for the six month period ended June 30, 2002, results of operations, changes in Partner's equity (deficit) and cash flows for six month periods ended June 30, 2002 and 2001. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

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

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 2002 and 2001, were $0 and $283,864, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the second fiscal quarter ended June 30, 2002 and 2001, were $0 and $162,149, respectively.

Distributions of $0 and $74,359 were made to the General Partner during the six months ended June 30, 2002 and 2001, respectively.

C.       DISPOSITION OF PROPERTY

On December 31, 2001, the Partnership sold its last remaining property, the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, payable within 12 months from the date of sale. Payment on one of the promissory notes is subject to the purchaser obtaining certain levels of financing proceeds, and payment on the other promissory note is subject to the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership will not receive any proceeds under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale in December 2001.

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

On January 31, 2002, the parties to the Delaware Action entered a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of $840,000, of which the Partnership has contributed $250,000, the amount of the deductible of the Partnership's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O
Policy"). Virtually all of the balance of the settlement fund will be contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the Court, will be distributed to a class of holders of the Interests. The parties have engaged in discussions subsequent to entering into the Memorandum of Understanding and the Partnership expects the parties to enter into additional settlement agreements in the near future; however, the Partnership cannot make any assurances that the parties will enter into any further settlement agreements or any assurances regarding the terms of any other settlement agreement.

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

For the six months ended June 30, 2001, an additional $3,000,000 was paid to Note Holders for deferred interest not scheduled to become due until December 31, 2001. Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest.
Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Rent collections for the six-month period ended June 30 decreased to $27,159 in 2002 from $2,616,395 in 2001. Decreased rent collections were due to the sale of the Amberleigh in 2001. Salaries, management fees and other operating expenses paid likewise decreased for this period, from $1,742,360 in 2001 to $887,550 in 2002. Decreased operating expenses paid was due to the sale of the Amberleigh and partially offset by an increase in other operating expenses paid resulting from payment of December 31, 2001 accruals paid in the first quarter ended March 31, 2002.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002. During the six months ended June 30, 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Net cash used in operations after the payment of interest expense during the six months ended June 30, 2002 and 2001 was $8,321,431 and $2,744,604, respectively. Interest on the Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it was accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through May 2001. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount that was scheduled to be due upon dissolution of the Partnership. Interest expense totaled $423,590 and $1,666,883 for the six months ended June 30, 2002 and 2001, respectively.

Capital expenditures decreased from $79,720 for the six month period ended June 30, 2001 to $0 for the six month period ended June 30, 2002 due to the sale of the Amberleigh.

Cash and cash equivalents at June 30, 2002 and December 31, 2001 amounted to $258,163 and $18,117,660, respectively.

Dissolution of Partnership

On February 12, 2001, due to the pending maturity of the Notes at December 31, 2001 and to obtain maximum value through an organized disposition of Partnership assets, the General Partner notified the Note holders and Interest holders of its intent to dissolve the Partnership effective May 21, 2001 and liquidate its remaining asset.

On December 31, 2001, the Partnership sold the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale. Payment on one of the promissory notes is subject to the purchaser obtaining certain levels of financing proceeds, and payment on the other promissory note is subject to the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership will not receive any proceeds under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002.


Results of Operations

The Partnership's net income for the six months ended June 30, 2002 includes rental operations from the Partnership's property. The net income also includes amortization of Pension Notes issuance costs, and accrued Pension Note interest expense, which are non-cash in nature.

The Partnership net income (loss) increased from ($1,187,271) to $18,307,651 for the six-month periods ending June 30, 2001 and 2002, respectively. Net income
(loss) per assignee interest increased from ($28) to $428 for the six-month periods ending June 30, 2001 and 2002, respectively. The increase in the Partnership's net income was principally due to $18,991,176 of extraordinary income recognized from the dissolution of the Partnership and debt forgiveness of outstanding notes and deferred interest. Total revenues for the six-month periods ended June 30 decreased from $2,686,456 in 2001 to $2,092 in 2002. The decrease in total revenues was due to the sale of the Amberleigh. Total operating costs and expenses decreased from $1,996,665 in 2001 to $76,041 in 2002. The decrease in operating expenses primarily was due to the sale of the Amberleigh. Note interest expense decreased from $1,666,883 to $423,590 for the six-month periods ending June 30, 2001 and 2002, respectively. The decrease in
Note interest expense is due to the cessation of interest expense on the Note release date of February 28, 2002. Amortization of Notes issuance costs decreased from $59,502 to $0 for the six-month periods ending June 30, 2001 and 2002, respectively due to Notes issuance costs being fully amortized at December 31, 2001. Other expenses relating to Partnership administration increased from $150,677 to $185,986 for the six-month periods ending June 30, 2001 and 2002, respectively, due to increased printing costs.

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

On January 31, 2002, the parties to the Delaware Action entered a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of $840,000, of which the Partnership has contributed $250,000, the amount of the deductible of the Partnership's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O
Policy"). Virtually all of the balance of the settlement fund will be contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the Court, will be distributed to a class of holders of the Interests. The parties have engaged in discussions subsequent to entering into the Memorandum of Understanding and the Partnership expects the parties to enter into additional settlement agreements in the near future; however, the Partnership cannot make any assurances that the parties will enter into any further settlement agreements or any assurances regarding the terms of any other settlement agreement.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (A)    Exhibit:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

           (B)    Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner



By:      /s/ Robert Lankford
         -------------------------------------
         Robert Lankford
         President


Date:    August 8, 2002