Form 10-Q
period 2002-09-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2002-11-15
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)


                                                                     September 30, 2002          December 31, 2001
                                                                     ------------------          -----------------
                                                                         (Unaudited)                 (Audited)

ASSETS:

Cash and cash equivalents                                             $         175,386          $      18,117,660

Receivables                                                                      69,809                     96,426

Other assets                                                                    250,000                    250,000
                                                                      -----------------          -----------------
Total assets                                                                    495,195                 18,464,086
                                                                      -----------------          -----------------

LIABILITIES:

     Accounts payable                                                           135,870                    185,374
     Interest payable                                                                 -                 15,346,521
     Pension notes                                                                    -                 20,157,826
     Other liabilities                                                           53,400                    530,088
                                                                      -----------------          -----------------
Total liabilities                                                               189,270                 36,219,809
                                                                      -----------------          -----------------
Net assets (liabilities) in liquidation                               $         305,925          $     (17,755,723)
                                                                      =================          =================



                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Changes in Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)

                  For the Nine Months Ended September 30, 2002

                                   (Unaudited)





Net liabilities in liquidation at January 1, 2002                               $    (17,755,723)

Net Income                                                                            18,061,648
                                                                                -----------------
Net assets in liquidation at September 30, 2002                                 $        305,925
                                                                                =================





                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                   Three months ended September 30,
                                                                                     2002                    2001
                                                                                     ----                    ----
                                                                             (Liquidation Basis)        (Going Concern
                                                                                                            Basis)


REVENUE:
     Rental income                                                           $               -       $       1,343,474
     Interest income                                                                       329                  13,932
     Other income                                                                          926                   7,386
                                                                             -----------------       -----------------
                                                                                         1,255               1,364,792
                                                                             -----------------       -----------------
COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                                  -                 318,640
     Management fees, dietary fees and other services                                        -                 165,788
     Administrative and marketing                                                           69                  10,582
     Utilities                                                                               -                  60,918
     Maintenance                                                                             -                  52,828
     Resident services, other than salaries                                                  -                   9,172
     Food services, other than salaries                                                      -                 141,170
     Depreciation                                                                            -                 148,572
     Taxes and insurance                                                                   136                 117,235
                                                                             -----------------       -----------------
                                                                                           205               1,024,905
                                                                             -----------------       -----------------
INCOME FROM RENTAL OPERATIONS                                                            1,050                 339,887
                                                                             -----------------       -----------------
OTHER EXPENSES:
     Interest expense - pension notes                                                        -                 652,229
     Amortization of pension notes issuance costs                                            -                  29,751
     Other expense                                                                     247,053                  85,583
                                                                             -----------------       -----------------
                                                                                       247,053                 767,563
                                                                             -----------------       -----------------

NET LOSS                                                                     $        (246,003)      $        (427,676)
                                                                             =================       =================
NET LOSS PER ASSIGNEE INTEREST:                                              $              (6)      $             (10)
                                                                             -----------------       -----------------
WEIGHTED AVERAGE NUMBER OF ASSIGNEE
     UNITS                                                                              41,888                  41,888
                                                                             =================       =================


                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                             Statement of Operations
                                   (Unaudited)

                                                                                   Nine months ended September 30,
                                                                                     2002                    2001
                                                                                     ----                    ----
                                                                             (Liquidation Basis)        (Going Concern
                                                                                                            Basis)


REVENUE:
     Rental income                                                           $           1,198       $       3,944,978
     Interest income                                                                     1,982                  81,060
     Other income                                                                          167                  25,210
                                                                             -----------------       -----------------
                                                                                         3,347               4,051,248
                                                                             -----------------       -----------------
COSTS AND EXPENSES:
     Salaries, related benefits and overhead reimbursements                                  -                 877,823
     Management fees, dietary fees and other services                                        -                 488,381
     Administrative and marketing                                                       73,810                  51,121
     Utilities                                                                               -                 228,109
     Maintenance                                                                             -                 132,473
     Resident services, other than salaries                                                  -                  30,083
     Food services, other than salaries                                                      -                 416,433
     Depreciation                                                                            -                 445,108
     Taxes and insurance                                                                 2,436                 352,039
                                                                             -----------------       -----------------
                                                                                        76,246               3,021,570
                                                                             -----------------       -----------------
(LOSS) INCOME FROM RENTAL OPERATIONS                                                   (72,899)              1,029,678
                                                                             -----------------       -----------------
OTHER EXPENSES:
     Interest expense - pension notes                                                  423,590               2,319,112
     Amortization of pension notes issuance costs                                            -                  89,253
     Other expense                                                                     433,039                 236,260
                                                                             -----------------       -----------------
                                                                                       856,629               2,644,625
                                                                             -----------------       -----------------
NET LOSS BEFORE EXTRAORDINARY INCOME                                                  (929,528)             (1,614,947)
     Extraordinary income - debt forgiveness                                        18,991,176                       -
                                                                             -----------------       -----------------
NET INCOME (LOSS)                                                            $      18,061,648       $      (1,614,947)
                                                                             =================       =================
NET INCOME (LOSS) PER ASSIGNEE INTEREST:
     Net loss before extraordinary income                                                  (21)                    (38)
     Extraordinary income                                                                  444                       -
                                                                             -----------------       -----------------
     Net income (loss)                                                       $             423       $             (38)
                                                                             =================       =================
WEIGHTED AVERAGE NUMBER OF ASSIGNEE
     UNITS                                                                              41,888                  41,888
                                                                             =================       =================

                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                     Statement of Partners' Equity (Deficit)
                                   (Unaudited)



                                                                                     ASSIGNOR
                                                               GENERAL               LIMITED
                                                               PARTNER               PARTNERS                TOTAL

Partners' deficit
   at December 31, 2001 and net
  liabilities in liquidation                               $       (1,160,117)    $ (16,595,606)         $  (17,755,723)

Net income - Nine months
   ended September 30, 2002                                           361,233        17,700,415              18,061,648
                                                           ------------------     --------------         ---------------
Partners' equity (deficit)
   at September 30, 2002 and net
  (liabilities) assets in liquidation                      $         (798,884)    $   1,104,809          $      305,925
                                                           ==================     ==============         ===============
Percentage interest
   at September 30, 2002                                            2%                  98%                     100%
                                                                    ==                  ===                     ====



                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                  Nine months ended September 30,
                                                                                  2002                      2001
                                                                                  ----                      ----
                                                                          (Liquidation Basis)          (Going Concern
                                                                                                           Basis)


Cash flows from operating activities:
     Rent collections                                                       $         27,815          $      3,943,183
     Interest received                                                                 1,982                    81,060
     Other income                                                                        167                    25,210
     Salary and related benefits                                                     (46,900)                 (872,929)
     Management fees, dietary fees and other services                                (41,650)                 (487,781)
     Other operating expenses paid                                                  (883,688)               (1,304,340)
     Interest paid                                                                (7,461,934)               (4,055,386)
                                                                            -----------------         -----------------
     Net cash used in operating activities                                        (8,404,208)               (2,670,983)
                                                                            -----------------         -----------------
Cash flows from investing activity:
     Capital expenditures                                                                  -                  (118,950)
                                                                            -----------------         -----------------
     Net cash used in investing activity                                                   -                  (118,950)
                                                                            -----------------         -----------------
Cash flows from financing activities:
     Pension note payments                                                        (9,538,066)                        -
     Repurchase of assignor limited partnership units                                      -                      (309)
     Distributions                                                                         -                   (81,538)
                                                                            -----------------         -----------------
     Net cash used in financing activities                                        (9,538,066)                  (81,847)
                                                                            -----------------         -----------------
Net decrease in cash and cash equivalents                                        (17,942,274)               (2,871,780)

Cash and cash equivalents at beginning of period                                  18,117,660                 5,492,588
                                                                            -----------------         -----------------
Cash and cash equivalents at end of period                                  $        175,386          $      2,620,808
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



                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)



                                                                                   Nine months ended September 30,
                                                                                  2002                        2001
                                                                                  ----                        ----
                                                                          (Liquidation Basis)            (Going Concern
                                                                                                             Basis)

RECONCILIATION OF NET INCOME (LOSS)
    TO NET CASH USED IN
    OPERATING ACTIVITIES:

Net income (loss)                                                           $     18,061,648            $     (1,614,947)

Adjustments to reconcile net income (loss) to net cash
  used in  operating activities:
      Extraordinary income - debt forgiveness                                    (18,991,176)                          -
      Depreciation                                                                         -                     445,108
      Amortization of pension notes
        issuance costs                                                                     -                      89,253

Changes in operating assets and liabilities:
      Other assets and receivables                                                    26,617                        (882)
      Prepaid expenses                                                                     -                     122,938
      Accounts payable                                                                13,735                     (62,478)
      Interest payable                                                            (7,038,344)                 (1,736,274)
      Other liabilities                                                             (476,688)                     86,299
                                                                            -----------------           -----------------
           Total adjustments                                                     (26,465,856)                 (1,056,036)
                                                                            -----------------           -----------------
Net cash used in operating activities                                       $     (8,404,208)           $     (2,670,983)
                                                                            =================           =================


                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                               September 30, 2002

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

Dissolution of Partnership

On February 12, 2001, due to the pending maturity of the Notes at December 31, 2001 and to obtain maximum value through an organized disposition of Partnership assets, the General Partner notified the Note Holders and Interest holders of its intent to dissolve the Partnership effective May 21, 2001 and liquidate its remaining property, the Amberleigh.

On December 31, 2001, the Partnership sold the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, one Note subject to the purchaser obtaining certain levels of financing proceeds and the other note subject to property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership did not receive any proceeds under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to the Note Holders.

Basis of Presentation

The accompanying balance sheet as of December 31, 2001 has been derived from audited financial statements of the Partnership for the year ended December 31, 2001 and the accompanying unaudited financial statements, as of September 30, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2001, the Partnership changed its basis of accounting from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the Partnership's net assets (liabilities) in liquidation as of September 30, 2002 and December 31, 2001, statement of changes in net assets (liabilities) in liquidation for the nine month period ended September 30, 2002, results of operations, changes in Partner's equity (deficit) and cash flows for nine month periods ended September 30, 2002 and 2001. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

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

Personnel working at the Property sites and certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary, related benefits and overhead reimbursements reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 2002 and 2001, were $0 and $310,640, respectively. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the third fiscal quarter ended September 30, 2002 and 2001, were $0 and $165,788, respectively.

In connection with the sale of the Amberleigh, the General Partner became entitled to a fee of $255,000. In January 2002, the Partnership paid the General Partner one-half of this amount, or $127,500, which had been accrued at December 31, 2002. The General Partner remains entitled to receive the balance of this fee in the amount of $127,500, which has been accrued for payment at September 30, 2002.

Distributions of $0 and $81,538 were made to the General Partner during the nine months ended September 30, 2002 and 2001, respectively.

C.       DISPOSITION OF PROPERTY

On December 31, 2001, the Partnership sold its last remaining property, the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, payable within 12 months from the date of sale, one note subject to the purchaser obtaining certain levels of financing proceeds and the other note subject to the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership will not receive any proceeds under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale in December 2001.

In connection with the sale of the Amberleigh, the General Partner became entitled to a fee of $255,000. In January 2002, the Partnership paid the General Partner one-half of this amount, or $127,500, which had been accrued at December 31, 2002. The General Partner remains entitled to receive the balance of this fee in the amount of $127,500, which has been accrued for payment at September 30, 2002.


D.       LEGAL PROCEEDINGS

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Interests in the Partnership in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against the Partnership, the General Partner, Capital Senior Living Corporation and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint sought, among other relief, rescission of the 1998 Transaction and unspecified damages. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL. On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Notes of the Partnership in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature.

On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment (i) certifying a class consisting of all record and beneficial holders of Interests of the Partnership as of September 30, 1998 or any time thereafter,
(ii) approving as fair, reasonable and adequate a settlement of the Delaware Action calling for the creation of a settlement fund in the amount of approximately $840,000, (iii) dismissing the Delaware Action with prejudice and releasing, among other things, all the claims asserted therein, and (iv) awarding attorneys' fees and expenses in the amount of $250,000 to be paid from the settlement fund to counsel for the class. The Partnership previously contributed $250,000 to the creation of the settlement fund, which is the amount of the deductible of the Partnership's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. In accordance with the settlement, approximately $590,000 (the amount of the settlement fund minus the award for attorneys' fees and expenses) will be distributed to the class of holders of Interests on a pro rata basis after the settlement becomes final.

On September 17, 2002, William Bren filed a putative class action complaint on behalf of certain holders of Notes of the Partnership in the Delaware Court of Chancery, C.A. No. 19902 (the "Noteholder Action"), against the Partnership and the General Partner. The complaint in the Noteholder Action contains three claims for relief alleging (i) that the General Partner breached its fiduciary duty by failing to initiate a lawsuit against, among others, the former General Partner and its principals in connection with the 1998 Transaction, (ii) that the General Partner failed to disclose material information to the Noteholder's when it solicited certain consents and waivers from them in 2001 and 2002, and
(iii) that the Partnership failed to pay the full amount of principal and interest owed on the Notes on December 31, 2001, the maturity date of the Notes. On October 15, 2002, the plaintiff moved for partial summary judgment on his second and third claims and for class certification. On October 17, 2002, the Partnership and the General Partner moved to dismiss, or in the alternative, for summary judgment on all the claims in the complaint. Briefing on these motions is proceeding. The Partnership believes the allegations asserted in the Noteholder Action are without merit and intends to defend against these claims.

E.       PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest was subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred was payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly through May 2001. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate, which represents the amount that was scheduled to be due upon dissolution of the Partnership. The Partnership's obligation to repay the principal amount of the Notes, which matured on December 31, 2001, and stated interest thereon, was secured by a lien on the Partnership's assets. The liability of the Partnership under the Notes is limited to the assets of the Partnership

For the nine months ended September 30, 2001, an additional $3,000,000 was paid to Note Holders for deferred interest not scheduled to become due until December 31, 2001. Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest.
Since  available  cash  after  payment of  Partnership  expenses  and  potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to Note Holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Rent collections for the nine-month period ended September 30 decreased to $27,815 in 2002 from $3,943,183 in 2001. Decreased rent collections were due to the sale of the Amberleigh in 2001. Salaries, management fees and other operating expenses paid likewise decreased for this period, from $2,665,050 in 2001 to $972,238 in 2002. Decreased operating expenses paid was due to the sale of the Amberleigh and partially offset by an increase in other operating expenses paid resulting from payment of December 31, 2001 accruals paid in the first quarter ended March 31, 2002.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated as forgiven and resulted in $18,991,176 of extraordinary income for book purposes for the quarter ended March 31, 2002. During the nine months ended September 30, 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Net cash used in operations after the payment of interest expense during the nine months ended September 30, 2002 and 2001 was $8,404,208 and $2,670,983, respectively. Interest on the Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it was accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through May 2001. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount that was scheduled to be due upon dissolution of the Partnership. Interest expense totaled $423,590 and $2,319,112 for the nine months ended September 30, 2002 and 2001, respectively.

Capital expenditures decreased from $118,950 for the nine month period ended September 30, 2001 to $0 for the nine month period ended September 30, 2002 due to the sale of the Amberleigh.

Cash and cash equivalents at September 30, 2002 and December 31, 2001 amounted to $175,386 and $18,117,660, respectively.

Dissolution of Partnership

On February 12, 2001, due to the pending maturity of the Notes at December 31, 2001 and to obtain maximum value through an organized disposition of Partnership assets, the General Partner notified the Note Holders and Interest holders of its intent to dissolve the Partnership effective May 21, 2001 and liquidate its remaining property, the Amberleigh.

On December 31, 2001, the Partnership sold the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, one Note subject to the purchaser obtaining certain levels of financing proceeds and other Note subject to the property achieving certain levels of operating income. With respect to the promissory note conditioned on financing proceeds, the Partnership will not receive any proceeds under that promissory note. With respect to the promissory note conditioned on operating income levels of the Amberleigh, the determination as to whether any amounts will be owed under that note will depend on annual operating income as of December 28, 2002. There can be no assurance that any amounts will be owed under the second promissory note. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Notes and deferred interest of approximately $35,504,000 matured.

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

In connection with the sale of the Amberleigh, the General Partner became entitled to a fee of $255,000. In January 2002, the Partnership paid the General Partner one-half of this amount, or $127,500, which had been accrued at December 31, 2002. The General Partner remains entitled to receive the balance of this fee in the amount of $127,500, which has been accrued for payment at September 30, 2002.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 includes rental operations from the Partnership's property. The net income also includes amortization of Pension Notes issuance costs, and accrued Pension Note interest expense, which are non-cash in nature.

The Partnership net (loss) income increased from ($1,614,947) to $18,061,648 for the nine-month periods ending September 30, 2001 and 2002, respectively. Net
(loss) income per assignee interest increased from ($38) to $423 for the nine-month periods ending September 30, 2001 and 2002, respectively. The increase in the Partnership's net income was principally due to $18,991,176 of extraordinary income recognized from the dissolution of the Partnership and debt forgiveness of outstanding notes and deferred interest. Total revenues for the nine-month periods ended September 30 decreased from $4,051,248 in 2001 to $3,347 in 2002. The decrease in total revenues was due to the sale of the Amberleigh. Total operating costs and expenses decreased from $3,021,570 in 2001 to $76,246 in 2002. The decrease in operating expenses primarily was due to the sale of the Amberleigh. Note interest expense decreased from $2,319,112 to $423,590 for the nine-month periods ending September 30, 2001 and 2002, respectively. The decrease in Note interest expense is due to the cessation of interest expense on the Note release date of February 28, 2002. Amortization of Notes issuance costs decreased from $89,253 to $0 for the nine-month periods ending September 30, 2001 and 2002, respectively due to Notes issuance costs being fully amortized at December 31, 2001. Other expenses relating to
Partnership administration increased from $236,260 to $433,039 for the nine-month periods ending September 30, 2001 and 2002, respectively, due to increased printing costs, professional fees and an accrual of a $127,500 fee due the General Partner.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership invests its cash in money market accounts. As a result, the Partnership believes any impact of market risk to the Partnership's investments is immaterial.


ITEM 4. CONTROLS AND PROCEDURES

The Partnership's General Partner including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this quarterly report on Form 10-Q, have concluded in their judgment that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Partnership and its subsidiaries would be made known to them.

There were no significant changes in the Partnership's internal controls or, to the General Partner's knowledge, in other factors that could significantly affect the Partnership is disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

Item 1.  Legal Proceedings

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Interests in the Partnership in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against the Partnership, the General Partner, Capital Senior Living Corporation and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by the Partnership to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint sought, among other relief, rescission of the 1998 Transaction and unspecified damages. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL. On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Notes of the Partnership in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature.

On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment (i) certifying a class consisting of all record and beneficial holders of Interests of the Partnership as of September 30, 1998 or any time thereafter,
(ii) approving as fair, reasonable and adequate a settlement of the Delaware Action calling for the creation of a settlement fund in the amount of approximately $840,000, (iii) dismissing the Delaware Action with prejudice and releasing, among other things, all the claims asserted therein, and (iv) awarding attorneys' fees and expenses in the amount of $250,000 to be paid from the settlement fund to counsel for the class. The Partnership previously contributed $250,000 to the creation of the settlement fund, which is the amount of the deductible of the Partnership's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. In accordance with the settlement, approximately $590,000 (the amount of the settlement fund minus the award for attorneys' fees and expenses) will be distributed to the class of holders of Interests on a pro rata basis after the settlement becomes final.

On September 17, 2002, William Bren filed a putative class action complaint on behalf of certain holders of Notes of the Partnership in the Delaware Court of Chancery, C.A. No. 19902 (the "Noteholder Action"), against the Partnership and the General Partner. The complaint in the Noteholder Action contains three claims for relief alleging (i) that the General Partner breached its fiduciary duty by failing to initiate a lawsuit against, among others, the former General Partner and its principals connection with the 1998 Transaction, (ii) that the General Partner failed to disclose material information to the Noteholder's when it solicited certain consents and waivers from them in 2001 and 2002, and (iii) that the Partnership failed to pay the full amount of principal and interest owed on the Notes on December 31, 2001, the maturity date of the Notes. On October 15, 2002, the plaintiff moved for partial summary judgment on his second and third claims and for class certification. On October 17, 2002, the Partnership and the General Partner moved to dismiss, or in the alternative, for summary judgment on all the claims in the complaint. Briefing on these motions is proceeding. The Partnership believes the allegations asserted in the Noteholder Action are without merit and intends to defend against these claims.

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



NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner



By:      /s/ Robert Lankford
   -------------------------------------
    Robert Lankford
    President (duly authorized officer and principal financial officer)


Date: November 14, 2002

                                  CERTIFICATION

I, Robert Lankford, Chief Executive Officer and Chief Financial Officer of the General Partner of NHP Retirement Housing Partners I Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NHP Retirement Housing Partners I Limited Partnership ("Partnership");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, is made known to me by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the General Partner's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership 's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              /s/ Robert Lankford
                                              ------------------------------
                                              Robert Lankford
                                              Chief executive officer and Chief
                                              financial officer of the
                                              General Partner
                                              November 14, 2002