Form 10-K
period 2002-12-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2003-03-31
CIK 793730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________.

Commission file number 0-16815
                       -------

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                    52-1453513
--------                                    ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

14160 Dallas Parkway, Suite 300, Dallas, Texas          75240
----------------------------------------------          -----
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The Registrant's outstanding securities consist of assignee interests in limited partnership interests which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference:  None
                                      ----
                                                                    Page 1 of 33
                                                          Exhibit Index: Page 32

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

                                 2002 FORM 10-K
                                TABLE OF CONTENTS


PART I                                                                                                  Page

Item 1.      Business                                                                                    3
Item 2.      Properties                                                                                  5
Item 3.      Legal Proceedings                                                                           6
Item 4.      Submission of Matters to a Vote of Security Holders                                         6

PART II

Item 5.      Market for the Registrant's Pension Notes and Limited
                Partnership Assignee Interests and Related Partnership Matters                           7
Item 6.      Selected Financial Data                                                                     8
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                8
Item 7A.     Qualitative and Quantitative Disclosure About Market Risk                                  10
Item 8.      Financial Statements and Supplementary Data                                                10

PART III

Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                                     28
Item 10.     Directors and Executive Officers of the Registrant                                         29
Item 11.     Executive Compensation                                                                     30
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management                                                                              30
Item 13.     Certain Relationships and Related Transactions                                             31
Item 14.     Controls and Procedures                                                                    31

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            31


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

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum since December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. As of December 31, 2002, the interest on this note has been paid and the unpaid balance on this note is $717,938. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including CSLC, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229.

Until 2001, the Partnership's business was to operate residential rental properties for retirement age occupants (the Properties). During 2001, the Partnership owned a 99.99 percent partnership interest in one property. The property was sold on December 31, 2001. See Item 2, Properties, for a description of this property. The Partnership is in the process of liquidating its other assets and receivables, pending continuing litigation. See Item 3, Legal Proceedings.

The Partnership did not have any employees as of December 31, 2002.

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

On December 31, 2001, the Partnership sold the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, one Note subject to the purchaser obtaining certain levels of financing proceeds and the other note subject to the property achieving certain levels of operating income. The Partnership did not satisfy the requirements for payment under these promissory notes, and therefore the Partnership will not receive any proceeds from these notes. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale in 2001. On December 31, 2001, the principal on the Pension Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt related to the Pension Notes has been treated as forgiven for book purposes and resulted in $18,991,176 of extraordinary income for the year ended 2002. For tax purposes, any extraordinary income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Pension Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to the Pension Note holders.


ITEM 2.  PROPERTIES


On December 31, 2001, the Partnership sold its remaining property, the Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. The Partnership did not satisfy the requirements for payment under these notes, and therefore the Partnership will not receive any proceeds from these notes. The balance of the sale proceeds was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale.

ITEM 3.  LEGAL PROCEEDINGS

On September 17, 2002, William Bren filed a putative class action complaint on behalf of certain holders of Pension Notes of the Partnership in the Delaware Court of Chancery, C.A. No. 19902 (the "Bren Action"), against the Partnership and the General Partner. The complaint in the Bren Action, which was amended on December 3, 2002, alleges that the General Partner breached its fiduciary duty by failing to initiate a lawsuit against, among others, the former General Partner and its principals in connection with the sale of four properties by the Partnership in September 1998; failed to disclose material information and promised to make certain distributions when it solicited consents from the Pension Note holders in 2001 to facilitate the sale of the Partnership's fifth property, the Amberleigh, which sale occurred in December 2001; and failed to disclose material information in connection with obtaining releases from the Pension Note holders in 2002. The Bren Action also seeks a judgment against the Partnership for failing to pay the full amount of the principal and interest owed on the Pension Notes on December 21, 2001, the maturity date of the Pension Notes.

On February 10, 2003, the defendants moved to dismiss the amended complaint in the Bren Action or, alternatively, for summary judgment. Briefing has been completed on this motion and the matter is expected to be submitted to the Court shortly for decision. Previously, on October 15, 2002, plaintiff filed a motion for class certification, which plaintiff is pursuing at the present time. The Partnership believes the allegations asserted in the Bren Action are without merit and intends to defend against these claims. The Partnership is unable at the time to estimate liability, if any, related to this claim.

The Partnership has made previous disclosures concerning an action filed by Robert Lewis on October 23, 1998, in the Delaware Court of Chancery, Civil Action No. 16725 (the "Lewis Action"), on behalf of a putative class of holders of Assignee Interest against the Partnership, the General Partner, Capital Senior Living Corporation and Capital Senior Living Properties 2 NHPCT, Inc. The Lewis Action has been settled. On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment approving a settlement of the Lewis Action which included the creation of a settlement fund in the amount of $840,000. The Partnership contributed $250,000 to this settlement fund, the amount of the deductible under its director and officers' liability policy, and virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers. In accordance with the settlement, approximately $590,000 (the amount of the settlement fund minus an award of attorney's fees and expenses approved by the Court) has been distributed to the members of the class certified by the Court.


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

         As of March 1, 2003, there were 2,266 registered holders of Assignee Interests and 3,104 registered holders of Pension Notes.

         As of March 1, 2003, Capital Senior Living Properties, Inc., a wholly owned subsidiary of Capital Senior Living Corporation, owned approximately 14,131 Pension Notes, or approximately 33 percent of the Partnership's outstanding Pension Notes.

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

         For each of the years ended December 31, 2001 and 2000, interest paid to the Pension Note holders as a group totaled $4,411,805 and $1,416,337, respectively, per year. During 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Relating to the sale of The Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Pension Notes, and paid $7,461,934 for a partial redemption of deferred interest, effective February 28, 2002.

         No cash distributions were paid to the Assignee Interest holders during 2002, 2001 or 2000. As presented in the Statement of Cash Flows (as stated below), cash and cash equivalents (decreased) increased $(18,056,716), $12,625,072, and $(60,769) for the years ended December
         31, 2002, 2001 and 2000, respectively. Future cash requirements have caused the General Partner to determine that it is not financially appropriate to make distributions to Assignee Interest holders.

b. Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             Years Ended December 31,
                                   2002            2001             2000             1999               1998
                                   ----            ----             ----             ----               ----

Revenue                       $      13,223  $   5,406,768    $   5,274,800   $   5,322,600     $ 13,746,088
                              =============  =============    =============   =============     ============

Net Income (Loss)             $  17,888,053  $  (3,988,526)   $  (2,473,796)  $  (2,474,347)    $  3,409,569
                              =============  =============    =============   =============     ============

Net Income (Loss) per
Assignee Interest             $         419  $         (94)   $         (58)  $         (57)    $         61
                              =============  =============    =============   =============     ============

Total assets                  $     396,807  $  18,464,086    $  23,753,479   $  24,333,572     $ 25,262,800
                              =============  =============    =============   =============     ============
Long-term obligations,
   Pension Notes, and
   related interest payable   $           -  $  35,504,347    $  36,938,253   $  35,036,889     $ 33,300,689
                              =============  =============    =============   =============     ============
Cash distributions per
   Assignee Interest          $           0  $           0    $           0   $           0     $          0
                              =============  =============    =============   =============     ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

(Loss) income from rental operations decreased to $(73,155) from $1,295,341 and $1,350,158 for the years ended December 31, 2002, 2001, and 2000, respectively. Rental revenues decreased in 2002 to $13,223 from $5,406,768 in 2001 due to the sale of the Amberleigh on December 31, 2001. Rental expenses decreased to $86,378 in 2002 from $4,111,427 in 2001 due to the sale of the Amberleigh on December 31, 2001. Interest expense decreased to $423,591 in 2002 from $2,977,899 in 2001 due to the forgiveness of debt recognized for book purposes at February 28, 2002. Amortization of Pension Note issuance costs was $0 for 2002 having been fully amortized in 2001. Other expenses decreased to $606,377 in 2002 from $695,280 in 2001 due to a decrease in professional fees. Due to the forgiveness of debt recognized for book purposes at February 28, 2002, the Partnership recognized $18,991,176 in extraordinary income in 2002.

Rental revenue increased in 2001 to $5,406,768 from $5,274,800 in 2000 due to increased occupancies at the Property. Rental expenses increased to $4,111,427 in 2001 from $3,924,642 in 2000 due to increased salary and related benefit costs and costs attributable to inflation. Due to the sale of the property on December 31, 2001, the Partnership recognized a loss on sale of $1,491,679. Interest expense decreased to $2,977,899 in 2001 from $3,317,701 in 2000 due to a change of interest calculation from the effective interest rate to the stated interest rate. Other expense increased to $695,280 in 2001 from $387,249 in 2000 primarily due to a $250,000 accrual for a lawsuit settlement provision.

The Partnership's net income (loss) was $17,888,053, $(3,988,526), and $(2,473,796) for the years ended December 31, 2002, 2001 and 2000, respectively.

Liquidity and Capital Resources

Net cash used by operating activities during 2002 was $8,518,650, representing a increase over 2001 net cash used by operating activities of $3,169,181. This increase was primarily due to $7,461,934 of interest paid to Pension Note holders on February 28, 2002. Rent collections decreased to $21,646 in 2002 from $5,222,146 in 2001, due to the sale of the Amberleigh on December 31, 2001. Operating expenses paid decreased to $1,090,387 in 2002 from $4,103,892 in 2001 due to the sale of the Amberleigh on December 31, 2001.

Net cash used by operating activities during 2001 was $3,169,181, representing a decrease over 2000 net cash provided by operating activities of $126,945. This decrease was primarily due to an additional $3,000,000 payment for deferred interest not scheduled to become due until December 31, 2001. Rent collections increased to $5,222,146 in 2001 from $4,985,113 in 2000, primarily due to increased occupancies at the Property. Operating expenses paid increased to $4,103,892 in 2001 from $3,721,034 in 2000 primarily due to increased costs paid for salary and related benefits and other costs attributable to inflation. Interest paid was $7,461,934 in 2002, $4,411,805 in 2001, and $1,416,337 in
2000.


For the year ended 2000, cash generated from rental operations was sufficient to pay the base interest amount on the outstanding Pension Notes of $1,416,337. However, cash generated from rental operations during 2002 and 2001 was insufficient to pay the interest amount of $7,461,934 and $4,411,805, respectively. During 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Interest payments on the Pension Notes were accrued at a 13 percent rate, but were paid based on a 7 percent pay rate in 2001 and 2000. The remaining 6 percent unpaid portion for these years as well as amounts deferred in prior years in accordance with the terms of the Pension Notes were accrued and became due at maturity, December 31, 2001.

Relating to the sale of The Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Pension Notes, and paid $7,461,934 for a partial redemption of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding balance of $18,927,938 in Pension Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt related to the Pension Notes has been treated for book purposes as forgiven and resulted in $18,991,176 of extraordinary income for the year ended 2002. For tax purposes any extraordinary income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Pension Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to Pension Note holders.

Cash and cash equivalents at December 31, 2002 amounted to $60,944 as compared to $18,117,660 at December 31, 2001.

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

On December 31, 2001, the Partnership sold the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, one note subject to the purchaser obtaining certain levels of financing proceeds and the other note subject to property achieving certain levels of operating income. The Partnership did not satisfy the requirements for payment under these promissory notes, and therefore the Partnership will not receive any proceeds from these notes. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale. On December 31, 2001, the principal on the Pension Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Pension Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Pension Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt related to the Pension Notes has been treated for book purposes as forgiven and resulted in $18,991,176 of extraordinary income for the year ended 2002. For tax purposes, any extraordinary income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Pension Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to the Pension Note holders.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS


The Partners
NHP Retirement Housing Partners I Limited Partnership

We have audited the accompanying statement of net assets (liabilities) in liquidation of NHP Retirement Housing Partners I Limited Partnership as of December 31, 2002 and 2001 and the related statement of changes in net assets (liabilities) in liquidation for the year ended December 31, 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the year ended December 31, 2002 (liquidation basis) and the related statements of operations, partner's capital, and cash flows for each of the two years in the period ended December 31, 2001 (going concern basis). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the partners of NHP Retirement Housing Partners I Limited Partnership approved a plan of liquidation on May 21, 2001, and the Partnership commenced liquidation shortly after the sale of its remaining property on December 31, 2001. As a result, the Partnership has changed its basis of accounting on December 31, 2001, and for periods subsequent thereto from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liabilities) in liquidation of NHP Retirement Housing Partners I Limited Partnership as of December 31, 2002 and 2001, the changes in net assets (liabilities) in liquidation for the year ended December 31, 2002, and the results of its operations and its cash flows for year ended December 31, 2002 (liquidation basis) and the related statements of operations, partner's capital, and cash flows for each of the two years in the period ended December 31, 2001 (going concern basis) in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.

                                               Ernst & Young LLP


Dallas, Texas
February 14, 2003

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARNERSHIP STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                               (LIQUIDATION BASIS)


                                                                                           December 31,
                                                                                  2002                    2001
                                                                                  ----                    ----

ASSETS (Notes 1 and 6)

Cash and cash equivalents (Note 2)                                            $         60,944      $      18,117,660

Receivables                                                                             75,978                 96,426

Prepaid Expenses                                                                         7,187                      -

Other assets                                                                           252,698                250,000
                                                                              ----------------      -----------------

Total assets                                                                           396,807             18,464,086




LIABILITIES
    Accounts payable                                                                         -                185,374
    Interest payable (Notes 1 and 6)                                                         -             15,346,521
    Pension notes (Notes 1 and 6)                                                            -             20,157,826
    Other liabilities                                                                  264,477                530,088
                                                                              ----------------      -----------------

Total liabilities                                                                      264,477             36,219,809
                                                                              ----------------      -----------------

Contingencies (Note 12)

Net assets (liabilities) in liquidation                                       $        132,330      $     (17,755,723)
                                                                              ================      =================



                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statement of Changes in Net Assets (Liabilities) in Liquidation

                               (LIQUIDATION BASIS)

                      For the Year Ended December 31, 2002







Net liabilities in liquidation at January 1, 2002          $    (17,755,723)

Net Income                                                       17,888,053

Net assets in liquidation at December 31, 2002             $        132,330













                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                          2002               2001              2000
                                                                          ----               ----              ----
                                                                      (Liquidation      (Going Concern    (Going Concern
                                                                         Basis)             Basis)            Basis)

REVENUES
   Rental income                                                      $        1,198     $    5,282,398    $    4,995,597
   Interest income                                                             4,705             90,783           216,442
   Other income                                                                7,320             33,587            62,761
                                                                      --------------     --------------    --------------

                                                                              13,223          5,406,768         5,274,800
                                                                      --------------     --------------    --------------

COSTS AND EXPENSES
   Salaries, related benefits and overhead reimbursements (Note 3)                 -          1,173,466         1,080,206
   Management fees, dietary fees and other services (Note 3)                       -            483,078           460,444
   Administrative and marketing                                               73,879            242,272           235,967
   Utilities                                                                       -            297,709           286,361
   Maintenance                                                                     -            173,400           181,526
   Resident services, other than salaries                                          -             38,860            38,661
   Food services, other than salaries                                              -            564,067           533,939
   Depreciation                                                                    -            593,240           582,861
   Taxes and insurance                                                        12,499            545,335           524,677
                                                                      --------------     --------------    --------------

                                                                              86,378          4,111,427         3,924,642
                                                                      --------------     --------------    --------------

(LOSS) INCOME FROM RENTAL OPERATIONS                                         (73,155)         1,295,341         1,350,158
                                                                      --------------     --------------    --------------

OTHER EXPENSES
   Loss on sale (Note 4)                                                           -          1,491,679                 -
   Interest expense - Pension Notes (Note 6)                                 423,591          2,977,899         3,317,701
   Amortization of Pension Notes issuance costs                                    -            119,009           119,004
   Other expenses                                                            606,377            695,280           387,249
                                                                      --------------     --------------    --------------

                                                                           1,029,968          5,283,867         3,823,954
                                                                      --------------     --------------    --------------

NET LOSS BEFORE EXTRAORDINARY INCOME                                  $   (1,103,123)        (3,988,526)       (2,473,796)
   Extraordinary income-debt forgiveness                                  18,991,176                  -                 -
                                                                      --------------     --------------    --------------

NET INCOME (LOSS)                                                     $   17,888,053     $   (3,988,526)   $   (2,473,796)
                                                                      --------------     --------------    --------------

ALLOCATION OF NET INCOME (LOSS)
   General Partner                                                    $      357,761     $      (64,854)   $      (49,476)
   Assignor Limited Partner                                               17,530,292         (3,923,672)       (2,424,320)
                                                                      --------------     --------------    --------------

                                                                      $   17,888,053     $   (3,988,526)   $   (2,473,796)
                                                                      --------------     --------------    --------------

NET INCOME (LOSS) PER ASSIGNEE INTEREST:
   Net loss before extraordinary income                               $          (26)    $          (94)   $          (58)
   Extraordinary income                                                          445                  -               445
                                                                      --------------     --------------    --------------
   Net income (loss)                                                  $          419     $          (94)   $          (58)
                                                                      ==============     ==============    ==============

Weighted average number of outstanding Assignee Interests                     41,888             41,888            42,120
                                                                      ==============     ==============    ==============

                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                                                Assignee
                                                            General              Limited
                                                            Partner             Partners                Total
                                                            -------             --------                -----


Partners' deficit at January 1, 2000                  $       (928,115)     $   (10,246,734)        $   (11,174,849)

Distributions                                                  (28,875)                   -                 (28,875)

Repurchase of 571 assignee units
     subsequently cancelled                                          -                 (571)                   (571)

Net Loss                                                       (49,476)          (2,424,320)             (2,473,796)
                                                         --------------       --------------          --------------

Partner's deficit at December 31, 2000                      (1,006,466)         (12,671,625)            (13,678,091)

Distributions                                                  (88,797)                   -                 (88,797)

Repurchase of 309 assignee units                                     -                 (309)                   (309)
      subsequently cancelled

Net Loss                                                       (64,854)          (3,923,672)             (3,988,526)
                                                         --------------       --------------          --------------

Partner's deficit at December 31, 2001
     and net liabilities in liquidation                     (1,160,117)         (16,595,606)            (17,755,723)

Net Income                                                     357,761           17,530,292              17,888,053
                                                         --------------       --------------          --------------

Partner's  (deficit)  equity at December  31, 2002
and net assets in liquidation                         $       (802,356)     $       934,686         $       132,330
                                                         ==============       ==============          ==============


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS




                                                                                           Year Ended December 31,
                                                                                 2002                 2001                 2000
                                                                             (Liquidation        (Going Concern      (Going Concern
                                                                               Basis)               Basis)               Basis)
CASH FLOWS FROM OPERATING ACTIVITIES
   Rent collections                                                     $        21,646      $     5,222,146       $     4,985,113
   Interest received                                                              4,705               90,783               216,442
   Other income                                                                   7,320               33,587                62,761
   Management fees, dietary fees and other services                             (41,650)            (480,900)             (422,871)
   Salary, related benefits and overhead reimbursements                         (46,900)          (1,170,100)           (1,080,869)
   Other operating expenses paid                                             (1,001,837)          (2,452,892)           (2,217,294)
   Interest paid                                                             (7,461,934)          (4,411,805)           (1,416,337)
                                                                        ----------------     ----------------      ----------------

   Net cash (used in) provided by operating activities                       (8,518,650)          (3,169,181)              126,945

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of properties                                                   -           16,014,830                     -
   Capital expenditures                                                               -             (131,471)             (158,268)
                                                                        ----------------     ----------------      ----------------

   Net cash provided by (used in) investing activities                                -           15,883,359              (158,268)

CASH FLOWS FROM FINANCING ACTIVITIES
   Pension note payments                                                     (9,538,066)                   -                     -
   Repurchase of assignee units                                                       -                 (309)                 (571)
   Distributions                                                                      -              (88,797)              (28,875)
                                                                        ----------------     ----------------      ----------------

   Net cash used in financing activities                                     (9,358,066)             (89,106)              (29,446)
                                                                        ----------------     ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                        (18,056,716)          12,625,072               (60,769)

Cash and cash equivalents at beginning of year                               18,117,660            5,492,588             5,553,357
                                                                        ----------------     ----------------      ----------------

Cash and cash equivalents at end of year                                $        60,944      $    18,117,660       $     5,492,588
                                                                        ================     ================      ================


                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                        2002               2001                  2000
                                                                   (Liquidation       (Going Concern        (Going Concern
                                                                       Basis)             Basis)                 Basis)

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES
   Net income (loss)                                            $    17,888,053    $    (3,988,526)     $    (2,473,796)
                                                                ---------------    ----------------     ----------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES
   Extraordinary income - debt forgiveness                          (18,991,176)                 -                     -
   Loss sale of properties                                                    -          1,491,679                     -
   Depreciation                                                               -            593,240               582,861
   Amortization of Pension Notes issuance costs                               -            119,009               119,004
   Interest (paid) deferred                                          (7,038,344)        (1,433,906)            1,901,364

CHANGES IN OPERATING ASSETS AND LIABILITIES
   Other assets and receivables                                          17,750           (305,812)              (10,381)
   Prepaid expenses                                                      (7,187)           132,989               (13,892)
   Accounts payable                                                    (122,135)           (17,999)               27,878
   Other liabilities                                                   (265,611)           240,145                (6,093)
                                                                ---------------    ----------------     ----------------

Net cash (used in) provided by operating activities             $    (8,518,650)   $    (3,169,181)     $        126,945
                                                                ===============    ================     ================












                        See Notes to Financial Statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

On December 31, 2001, the principal of the Notes and deferred interest of approximately $35,504,000 matured. The Partnership does not have sufficient funds to fully repay this amount. Due to the pending maturity of the Notes and to obtain maximum value through an organized disposition of Partnership assets, the General Partner on February 12, 2001 notified the holders of Notes (Note Holders) and holders of Interests (Assignee Holders) of its intent to dissolve the Partnership effective May 21, 2001 (see Note 9). The last remaining property in the Partnership, The Amberleigh, was sold on December 31, 2001 (see Note 4). The Partnership is in the process of liquidating its other assets and receivables, pending continuing litigation (see Note 10).

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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


Buildings and improvements were depreciated using the straight-line method, assuming a 30-year life and a 30 percent salvage value. Furniture and equipment were depreciated using the straight-line method over 5 years.

Rental income was recognized when earned based on residents' signed rental agreements. Rental payments received in advance were deferred and recognized when earned.

In April 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections", which is required to be applied in fiscal years beginning after May 15, 2002. This statement will require gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The Partnership does not expect the adoption of this statement to have a material effect on the Partnership's earnings or financial position.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  CASH AND CASH EQUIVALENTS

As of December 31, 2002 and 2001, cash and cash equivalents consisted of demand deposits and repurchase agreements. All repurchase agreements have an original maturity of three months or less and, therefore, are considered to be cash equivalents.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


NOTE 3.  TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

Through January 22, 1995, the sole General Partner of the Partnership was NHP/RHGP-I Limited Partnership (NHP/RHGP-I) and the sole limited partner of the Partnership was NHP RHP-I Assignor Corporation, a Delaware corporation.

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole General Partner of the Partnership. Effective February 1, 1995, CRGSH assigned its contract rights to manage the Partnership's properties to Capital Senior Living, Inc. (CSL), which, in 1997, became a subsidiary of Capital Senior Living Corporation (CSLC). CSL received $41,650, $480,900, and $422,871, in 2002, 2001, and 2000, respectively, for management fees, dietary services fees and other operating expense reimbursements related to services provided to the Partnership.

Personnel working at the property sites and certain home office personnel who perform services for the Partnership were employees of CSL, an affiliate of CRGSH until June 30, 1998. The Partnership reimbursed CSL for the salaries and related benefits of such personnel as reflected in the accompanying financial statements. During 2002, 2001, and 2000, such reimbursements for salaries, related benefits and overhead reimbursements amounted to $46,900, $1,170,100 and $1,080,869 respectively.

At December 31, 2002, Capital Senior Living Properties, Inc., a wholly owned subsidiary of CSLC, held 14,131 Notes. CSLC is subject to the periodic reporting obligations of the Securities and Exchange Commission.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000 CONTINUED


On June 10, 1998, Capital Realty Group Corporation sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum as of December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. As of December 31, 2002, the interest on this note has been paid and the unpaid balance on this note is $717,938. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital Realty Group Corporation. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229.

In connection with the sale of The Amberleigh (see Note 4), the General Partner became entitled to a fee of $255,000. In January 2002, the Partnership paid the General Partner one-half of this amount, or $127,500. The General Partner remains entitled to receive the balance of this fee in the amount of $127,500, which has been accrued for payment at December 31, 2002.

NOTE 4.   DISPOSITION OF PROPERTY

On December 31, 2001, the Partnership sold its last remaining property, The Amberleigh, to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, payable within 12 months from the date of sale, subject to the purchaser obtaining certain levels of financing proceeds and the property achieving certain levels of operating income. The Partnership did not satisfy the requirements for payment under the promissory notes, and therefore the Partnership will not receive any proceeds from these notes. The balance of the sale proceeds was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED



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

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


No distributions were paid to the Assignee Holders during 2002, 2001 or 2000. Future cash requirements have caused the General Partner to determine it is not financially appropriate to make distributions to Assignee Holders.

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

3. To the General Partner in the amount of a disposition fee of not more than 3 percent of sales price; and

4. To the Assignee Holders, 85 percent, and to the General Partner, 15 percent.

Taxable net income or loss from operations is allocated to the Assignee Holders as a class and to the General Partner in proportion to available cash distributed during the fiscal year. If no cash is distributed during the year, net income or loss is allocated 90 percent to the Assignee Holders as a class and 10 percent to the General Partner. Other provisions exist if there is net income or loss other than from operations. As discussed in Note 7, 2 percent for 2001 and 2000 of the Cash Available For Distribution Before Interest Payments was paid to the General Partner. For 2002, the General Partner was not paid a 2% distribution. Accordingly, net income and loss for each of the three years in the period ended December 31, 2002, was allocated in the same manner.

The deficit balance in the Assignee Limited Partner account reflects their percentage interest in the Partnership's cumulative net losses, although there are no restoration requirements for the Assignee Limited Partner interest upon termination of the Partnership.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


NOTE 6.  PENSION NOTES

The Notes bear stated simple interest at a rate equal to 13 percent per annum. Payment of up to 9 percent of stated interest was subject to deferral through December 31, 1988 and payment of up to 6 percent of stated interest is subject to deferral thereafter. Deferred interest does not bear interest. Interest not deferred is payable quarterly. Using the effective interest method, interest on principal and accrued interest of the Notes has been accrued at the rate of approximately 9 percent per annum compounded quarterly through May 2001. The approximate 9 percent effective interest rate was calculated using estimates of the amounts of interest that will be deferred and the time period in which such deferred amounts will be paid. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount which will be paid upon dissolution of the Partnership. The Partnership made minimum interest payments of $1,411,805 and $1,416,337 in 2001 and 2000, respectively, to Note Holders. During 2001, an additional $3,000,000 was paid for deferred interest not scheduled to become due until December 31, 2001. Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial redemption of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal and deferred interest balance of $18,991,176. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt related to the Notes has been treated for book purposes as forgiven and resulted in $18,991,176 of extraordinary income for the year ended 2002. For tax purposes any extraordinary income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to Note Holders.


The Partnership's obligation to repay the principal amount of the Notes, which matured on December 31, 2001, and stated interest thereon, is secured by a lien on the Partnership's properties. The liability of the Partnership under the Notes is limited to the assets of the Partnership. The Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.


NOTE 7.  DISTRIBUTIONS TO PARTNERS

During 2001 and 2000, the General Partner received distributions, representing 2 percent of the Cash Available For Distribution Before Interest Payments to the Note Holders. The General Partner received no distributions in 2002. The Partnership did not make a distribution to the Assignee Holders during 2002, 2001 or 2000.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


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

Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal and deferred interest balance of $18,991,176. For tax purposes, any unpaid debt and deferred interest related to the Notes will be treated as forgiven and will result in recognition of income in the year the Notes are deemed cancelled, which has not yet occurred.

For federal income tax purposes, the Partnership computes depreciation of buildings and improvements using the Modified Accelerated Cost Recovery System (MACRS) and the Accelerated Cost Recovery System (ACRS), while for financial statement purposes, depreciation is computed using the straight-line method. Interest on Notes is computed in accordance with Internal Revenue Service regulations for original issue discount for federal income tax purposes, while for financial statement purposes, interest on Notes is computed using the effective interest method. Start-up and marketing costs incurred prior to initial occupancy were capitalized and amortized over sixty months for federal income tax purposes, only those start-up and marketing costs that are expected to benefit future operations have been capitalized and amortized over sixty months for financial statement purposes.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


Reconciliation between financial statement net income (loss) and net income
(loss) for tax purposes follows:

                                                                               Years Ended December 31,
                                                                     2002                2001                2000
                                                                     ----                ----                ----

Net income (loss) per financial statements                    $      17,888,053        $(3,988,526)        $(2,473,796)

Temporary differences in determining income
 (losses) for federal income tax purposes:
      Debt forgiveness income                                      (18,991,176)                  -                   -
      Excess tax basis over book in assets                          (8,848,636)                  -                   -
      Loss from pass-through entity                                 (1,751,450)                  -                   -
      Gain on sale of properties                                              -          5,812,954                   -
      Depreciation                                                            -           (138,774)           (218,987)
      Amortization of start-up and marketing
      costs                                                                   -             (2,136)             (2,141)
      Interest expense - Notes                                      (8,969,529)         (1,405,364)          1,933,772
      Miscellaneous                                                    (42,832)            (29,596)             (5,540)
                                                              -----------------        ------------        ------------

Net (loss) income per tax return                              $    (20,715,570)        $    248,585        $  (766,692)
                                                              =================        ============        ============

For federal income tax purposes, the basis of building and improvements, net of accumulated depreciation, was $15,153,644 at December 31, 2000.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 2002 and 2001 are as follows:

                                                             2002                                2001
                                                             ----                                ----
                                                 Carrying            Fair             Carrying            Fair
                                                  Amount             Value             Amount            Value
                                                  ------             -----             ------            -----

Cash and cash equivalents                     $ 60,944         $ 60,944           $  18,117,660     $ 18,117,660
Pension Notes and accrued interest                   -                -              35,504,347       17,748,624


Following are methods and assumptions used by the General Partner in estimating its fair value disclosures for financial instruments.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001 CONTINUED


Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

Pension Notes and Accrued Interest

The fair values of Notes are based on available cash for note payment at December 31, 2001.


NOTE 10.  CONTINGENCIES

On September 17, 2002, William Bren filed a putative class action complaint on behalf of certain holders of Pension Notes of the Partnership in the Delaware Court of Chancery, C.A. No. 19902 (the "Bren Action"), against the Partnership and the General Partner. The complaint in the Bren Action, which was amended on December 3, 2002, alleges that the General Partner breached its fiduciary duty by failing to initiate a lawsuit against, among others, the former General Partner and its principals in connection with the sale of four properties by the Partnership in September 1998; failed to disclose material information and promised to make certain distributions when it solicited consents from the Pension Note holders in 2001 to facilitate the sale of the Partnership's fifth property, the Amberleigh, which sale occurred in December 2001; and failed to disclose material information in connection with obtaining releases from the Pension Note holders in 2002. The Bren Action also seeks a judgment against the Partnership for failing to pay the full amount of the principal and interest owed on the Pension Notes on December 21, 2001, the maturity date of the Pension Notes.

On February 10, 2003, the defendants moved to dismiss the amended complaint in the Bren Action or, alternatively, for summary judgment. Briefing has been completed on this motion and the matter is expected to be submitted to the Court shortly for decision. Previously, on October 15, 2002, plaintiff filed a motion for class certification, which plaintiff is pursuing at the present time. The Partnership believes the allegations asserted in the Bren Action are without merit and intends to defend against these claims. The Partnership is unable at the time to estimate liability, if any, related to this claim.

The Partnership has made previous disclosures concerning an action filed by Robert Lewis on October 23, 1998, in the Delaware Court of Chancery, Civil Action No. 16725 (the "Lewis Action"), on behalf of a putative class of holders of Assignee Interest against the Partnership, the General Partner, Capital Senior Living Corporation and Capital Senior Living Properties 2 NHPCT, Inc. The Lewis Action has been settled. On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment approving a settlement of the Lewis Action which included the creation of a settlement fund in the amount of $840,000. The Partnership contributed $250,000 to this settlement fund, the amount of the deductible under its director and officers' liability policy, and virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers. In accordance with the settlement, approximately $590,000 (the amount of the settlement fund minus an award of attorney's fees and expenses approved by the Court) has been distributed to the members of the class certified by the Court.


NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                         Fiscal 2002 Quarters
                                              ----------------------------------------------------------------------------
                                                  First (a)            Second              Third             Fourth
                                              ----------------------------------------------------------------------------


Revenues                                       $         1,571    $           521     $         1,255    $         9,876
Net income (loss)                                   18,476,698           (169,047)           (246,003)          (173,595)
Basic income (loss) per assignee
interest                                                   432                 (4)                 (6)                (3)


                                                                         Fiscal 2001 Quarters
                                              ----------------------------------------------------------------------------
                                                    First              Second              Third           Fourth (b)
                                              ----------------------------------------------------------------------------

Revenues                                             1,345,513          1,340,943           1,364,792            355,520
Net loss                                              (611,579)          (575,692)           (427,676)        (2,373,579)
Basic loss per assignee interest                           (14)               (13)                (10)               (57)

(a) During the first quarter 2002, the Partnership recorded extraordinary income of debt forgiveness of $18,991,176.
(b) During the fourth quarter 2001, the Partnership recorded a loss on sale of $1,491,679.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that are required to be reported herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors, executive officers or significant employees of its own.

On January 23, 1995, CRGSH became the sole General Partner of the Partnership. CRGSH is a privately owned corporation initially organized on December 1, 1988. Its principal business activity has been the ownership and management of real property for its own account and for the account of various limited partnerships of which it is the General Partner. Prior to June 10, 1998, CRGSH was a wholly owned subsidiary of Capital Realty Group Corporation, a Texas corporation (Capital), with its corporate headquarters in Dallas, Texas. Capital is owned by James A. Stroud (50 percent through a trust) and by Jeffrey L. Beck (50 percent).

On June 10, 1998, Capital sold all of its shares of CRGSH common stock to Retirement Associates, Inc. (Associates) for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bearing an interest rate of 8 percent per annum since December 1, 1999. Prior to December 1, 1999, the Promissory Note had an interest rate of 10 percent per annum; the interest rate was decreased to adjust to a market rate and in consideration of an early, unscheduled payment of interest due. As of December 31, 2002, the interest on this note has been paid and the unpaid balance on this note is $717,938. Associates is the maker of the Note and Capital is the payee. Mr. Robert Lankford is the President of Associates and has had prior business relationships with Messrs. Beck and Stroud, the former principals of CRGSH. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation. The address of the principal executive offices of CRGSH is 3516 Merrell Road, Dallas, Texas 75229.

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

Robert L. Lankford

Robert L. Lankford, age 48, has served as President of Retirement Associates, Inc. since June 1997. From 1988 to 1997, Mr. Lankford was an independent broker with Capital Realty Group Brokerage, Inc., an affiliate of Capital. From 1997 to the present, however, Mr. Lankford has been a principal with Kamco Property Company Commercial Real Estate Brokerage. In this capacity, Mr. Lankford provides independent commercial real estate brokerage services for various clients including Capital Senior Living Corporation, which accounts for less than 20 percent of his compensation.

Wayne R. Miller

Wayne R. Miller, age 53, has served as Secretary of Retirement Associates, Inc. since June 1997. From 1980 to 1994, Mr. Miller was an officer, director and shareholder of Miller, Hiersche, Martens and Hayward, Inc. From 1994 to the present, Mr. Miller has been President, Sole Director and Sole Shareholder of Wayne R. Miller P.C.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Partnership pursuant to Rule 16a-3(c) of the Securities and Exchange Commission (SEC) rules, the Partnership is not aware of any failure of any officer or director of CRGSH or beneficial owner of more than ten percent of the Assignee Interests to file timely with the SEC any Forms 3, 4 or 5 relating to the Partnership for 2002.

ITEM 11.  EXECUTIVE COMPENSATION

NHP Retirement Housing Partners I Limited Partnership has no officers or directors. However, various fees and reimbursements are paid to the General Partner or its affiliates. Such fees paid or accrued during the year ended December 31, 2002 included $255,000 in brokerage fees for the sale of The Amberleigh property. See Item 8, Financial Statements and Supplementary Data.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to own more than 5 percent of Assignee Interests.

As of March 1, 2003, Capital Senior Living Properties, Inc., a former affiliate of the General Partner, owns approximately 14,131 Pension Notes, or approximately 33 percent of the Partnership's outstanding Pension Notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described in Items 8 (Note 3 in the Financial Statements), 10, 11 and 12, the Partnership had no other transactions or business relationships with CRGSH or its affiliates.

ITEM 14.  CONTROLS AND PROCEDURES

The Partnership's management, including its Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedure (as defined in Rules 113a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this annual report on Form 10-K, has concluded in his judgment that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Partnership would be made known to him.

There were no significant changes in the Partnership internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

Following are the financial statements, notes and reports listed included in this report.

                                                                         Page

    Report of Ernst & Young LLP, Independent Auditors                      11

    Statement of Net Assets (Liabilities) in Liquidation
     December 31, 2002 and 2001                                            12

    Statement of Changes in Net Assets (Liabilities) in
     Liquidation                                                           13

    Statements of Operations for the Years
     Ended December 31, 2002, 2001 and 2000                                14

    Statements of Partners' Equity (Deficit)
     for the Years Ended December 31, 2002, 2001
     and 2000                                                              15

    Statements of Cash Flows for the
     Years Ended December 31, 2002, 2001 and 2000                          16

    Notes to Financial Statements                                          18

Financial Statement Schedules

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Exhibits

99.1     Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the Registrant on its behalf by the undersigned, thereunto duly authorized.

NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:  CAPITAL REALTY GROUP SENIOR HOUSING, INC.
General Partner

         By:  /s/ Robert L. Lankford
            ---------------------------------
         ROBERT L. LANKFORD, President (Chief executive
         officer and chief financial officer)
         March 28, 2003

                                  CERTIFICATION

I, Robert Lankford, chief executive officer and chief financial officer of the General Partner of NHP Retirement Housing Partners I Limited Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of NHP Retirement Housing Partners I Limited Partnership ("Partnership");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, is made known to me by others within the Partnership, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the General Partner's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership 's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Robert L. Lankford
                                            --------------------------------
                                            Robert L. Lankford
                                            Chief executive officer and chief
                                            financial officer of the
                                            General Partner
                                            March 28, 2003