Form 10-Q
period 2003-03-31
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2003-05-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ----   ----

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                     Statements of Net Assets in Liquidation

                               (LIQUIDATION BASIS)

                                        March 31, 2003         December 31, 2002
                                          (Unaudited)              (Note A)

ASSETS:

Cash and cash equivalents              $         245,120     $          60,944

Receivables                                        6,001                75,978

Prepaid expense                                    2,875                 7,187

Other assets                                           -               252,698
                                        -----------------    ------------------

Total assets                                     253,996               396,807
                                        -----------------    ------------------

LIABILITIES:

     Interest payable (Note D)                         -                     -
     Pension notes (Note D)                            -                     -
     Other liabilities                           234,300               264,477
                                        -----------------    ------------------
Total liabilities                                234,300               264,477
                                        -----------------    ------------------
Net assets in liquidation              $          19,696     $         132,330
                                        =================    ==================




                       See notes to financial statements.

                                       17
              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
               Statements of Changes in Net Assets in Liquidation

                               (LIQUIDATION BASIS)

                    For the Three Months Ended March 31, 2003

                                   (Unaudited)





Net assets in liquidation at January 1, 2003          $    132,330

Net loss                                                  (112,634)
                                                      -------------
Net assets in liquidation at March 31, 2003           $     19,696
                                                      =============











                       See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Operations
                               (LIQUIDATION BASIS)
                                   (Unaudited)

                                                           Three months ended March 31,
                                                           2003                    2002
REVENUE:
     Rental income                                 $               -       $           1,198
     Interest income                                             569                   1,132
     Other income                                              3,254                    (759)
                                                   ------------------      ------------------
                                                               3,823                   1,571
                                                   ------------------      ------------------
COSTS AND EXPENSES:
     Administrative and marketing                                 23                   1,084
     Taxes and insurance                                       4,312                       -
                                                   ------------------      ------------------
                                                               4,335                   1,084
                                                   ------------------      ------------------
(LOSS) INCOME FROM RENTAL OPERATIONS                            (512)                    487
                                                   ------------------      ------------------
OTHER INCOME (EXPENSES):
      Debt forgiveness income                                      -              18,991,176
     Interest expense - pension notes                              -                (423,590)
     Other expense                                          (112,122)                (91,375)
                                                   ------------------      ------------------
                                                            (112,122)             18,476,211
                                                   ------------------      ------------------
NET (LOSS) INCOME                                  $        (112,634)      $      18,476,698
                                                   ==================      ==================
NET (LOSS) INCOME PER ASSIGNEE INTEREST:
     Net (loss) income                             $              (3)      $             432
                                                   ==================      ==================
WEIGHTED AVERAGE NUMBER OF ASSIGNEE
UNITS                                              $          41,888       $          41,888
                                                   ==================      ==================





                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                    Statements of Partners' Equity (Deficit)
                                   (Unaudited)



                                                           ASSIGNEE
                                          GENERAL          LIMITED
                                          PARTNER          PARTNERS      TOTAL

Partners' (deficit) equity
   at January 1, 2003 and net
  assets in liquidation               $   (802,356)       $ 934,686   $ 132,330

Net loss - Three months
   ended March 31, 2003                     (2,253)        (110,381)   (112,634)
                                      -------------       ----------  ----------
Partners' (deficit) equity
   at March 31, 2003 and net
  assets in liquidation               $   (804,609)       $ 824,305   $  19,696
                                      =============       =========   ==========
Percentage interest
   at March 31, 2003                           2%            98%         100%
                                               ==            ===         ====










                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                               (LIQUIDATION BASIS)
                                   (Unaudited)


                                                                      Three months ended March 31,
                                                                     2003                      2002
Cash flows from operating activities:
     Rent and other asset collections                          $        322,675          $         25,276
     Interest received                                                      569                     1,132
     Other income                                                         3,254                      (759)
     Salary and related benefits                                              -                   (46,900)
     Management fees, dietary fees and other services                      (116)                  (68,350)
     Other operating expenses paid                                     (142,206)                 (592,003)
     Interest paid                                                            -                (7,461,934)
                                                               -----------------         -----------------
     Net cash provided by (used in) operating activities                184,176                (8,143,538)
                                                               -----------------         -----------------

Cash flows from financing activities:
     Pension note payments                                                    -                (9,538,066)
                                                               -----------------         -----------------
     Net cash used in financing activities                                    -                (9,538,066)
                                                               -----------------         -----------------
Net increase (decrease) in cash and cash equivalents                    184,176               (17,681,604)

Cash and cash equivalents at beginning of period                         60,944                18,117,660
                                                               -----------------         -----------------
Cash and cash equivalents at end of period                     $        245,120          $        436,056
                                                               =================         =================








                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                               (LIQUIDATION BASIS)
                                   (Unaudited)

                                   (Continued)



                                                                           Three months ended March 31,
                                                                         2003                        2002


RECONCILIATION  OF NET (LOSS) INCOME
    TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

Net (loss) income                                                  $       (112,634)           $     18,476,698

Adjustments to  reconcile  net (loss)  income to net cash
     provided by (used in) operating activities:
       Debt forgiveness                                                           -                 (18,991,176)

Changes in operating assets and liabilities:
       Other assets and receivables                                         322,675                      24,078
       Prepaid expenses                                                       4,312                           -
       Accounts payable                                                           -                    (122,135)
       Interest payable                                                           -                  (7,038,344)
       Other liabilities                                                    (30,177)                   (492,659)
                                                                   -----------------           -----------------
           Total adjustments                                                296,810                 (26,620,236)
                                                                   -----------------           -----------------
Net cash provided by (used in) operating activities                $        184,176            $     (8,143,538)
                                                                   =================           =================






                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                 March 31, 2003

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

On December 31, 2001, the Partnership sold the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, one Note subject to the purchaser obtaining certain levels of financing proceeds and the other note subject to the property achieving certain levels of operating income. The Partnership did not satisfy the requirements for payment under either promissory note, and therefore the Partnership will not receive any proceeds from these notes. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale in 2001. On December 31, 2001, the principal on the Pension Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt related to the Pension Notes has been treated as forgiven for book purposes and resulted in $18,991,176 of income for the year ended 2002. For tax purposes, any income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Pension Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to the Pension Note holders.

The Partnership adopted Financial Accounting Standards Board (FASB) Statement No. 145, Recession of FASB No. 4,44 and 64, Amendment of FASB No. 13 and Technical Corrections, during the first quarter of 2003. Upon adoption of FASB Statement No. 145, the Partnership reclassified its extraordinary income recorded in 2002 on debt forgiveness to ordinary income.


Basis of Presentation

The accompanying balance sheet as of December 31, 2002 has been derived from audited financial statements of the Partnership for the year ended December 31, 2002 and the accompanying unaudited financial statements, as of March 31, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2001, the Partnership changed its basis of accounting from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2002 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of management, the accompanying financial statements contain all adjustments, all of which were normal recurring accruals, necessary to present fairly the Partnership's net assets in liquidation as of March 31, 2003 and December 31, 2002, statements of changes in net assets in liquidation for the three month period ended March 31, 2003, results of operations, changes in Partner's equity (deficit) and cash flows for three month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

B. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership. On June 10, 1998, the sole owner of CRGSH, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates") for $855,000. The source of the funds is a Promissory Note for $855,000 with a five-year term and bears a current interest rate of 8 percent per annum. As of March 31, 2003, the unpaid interest on this note is $9,284 and the unpaid balance on this note is $717,938. Associates is the maker of the Note and Capital Realty Group Corporation is the payee. Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.


Certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary and related benefits reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2003 and 2002, were $0. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the first fiscal quarter ended March 31, 2003 and 2002, were $116 and $68,350, respectively. Unpaid management fees, dietary fees and other services to CSL at March 31, 2003 were $106,800.

In connection with the sale of the Amberleigh, the General Partner became entitled to a brokerage fee of $255,000. In January 2002, the Partnership paid the General Partner one-half of this amount, or $127,500. The General Partner remains entitled to receive the balance of this brokerage fee in the amount of $127,500 and has been accrued for payment at March 31, 2003.

There were no distributions to the General Partner during the three months ended March 31, 2003 and 2002, respectively.


C.       LEGAL PROCEEDINGS

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


D.       PENSION NOTES

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial redemption of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal and deferred interest balance of $18,991,176. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt related to the Notes has been treated for book purposes as forgiven and resulted in $18,991,176 of income for the year ended 2002. For tax purposes any income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to Note Holders.

The Partnership's obligation to repay the principal amount of the Notes, which matured on December 31, 2001, and stated interest thereon, is limited to the assets of the Partnership. The Notes are subject to redemption in whole or in part upon not less than 30 or more than 60 days prior notice, at the election of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Rent and other asset collections for the three-month period ended March 31, 2003 increased to $322,675 in 2003 from $25,276 in 2002. Increased rent and other asset collections were due to collections of accounts receivable and escrows related to the sale of the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $707,253 in 2002 to $142,322 in 2003. Decreased operating expenses paid was due to the sale of the Amberleigh and its related December 31, 2001 accruals paid in the first quarter ended March 31, 2002.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated for book purposes as forgiven and resulted in $18,991,176 of income for the year ended 2002. Net cash provided by (used in) operations after the payment of interest expense during the three months ended March 31, 2003 and 2002 was $184,176 and $(8,143,538), respectively. Interest on the Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it was accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through May 2001. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount that was scheduled to be due upon dissolution of the Partnership. Interest expense totaled $0 and $423,590 for the three months ended March 31, 2003 and 2002, respectively.

Cash and cash equivalents at March 31, 2003 and December 31, 2002 amounted to $245,120 and $60,944, respectively.

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

On December 31, 2001, the Partnership sold the Amberleigh to an unaffiliated entity for $20,000,000. The Partnership received two $1,000,000 promissory notes, each payable within 12 months from the date of sale, one Note subject to the purchaser obtaining certain levels of financing proceeds and the other note subject to the property achieving certain levels of operating income. The Partnership did not satisfy the requirements for payment under either promissory note, and therefore the Partnership will not receive any proceeds from these notes. The balance of the sale proceeds net of settlement costs and other direct costs associated with the sale was paid in cash, resulting in net sale proceeds of $16,014,830. The Partnership recognized a $1,491,679 loss on the sale in 2001. On December 31, 2001, the principal on the Pension Notes and deferred interest of approximately $35,504,000 matured.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Pension Notes and deferred interest, the unpaid debt related to the Pension Notes has been treated as forgiven for book purposes and resulted in $18,991,176 of income for the year ended 2002. For tax purposes, any income relating to the forgiveness of unpaid debt and deferred interest will be recognized in the year the Pension Notes are deemed cancelled, which has not yet occurred. Upon final liquidation of the Partnership's cash reserves, to the extent any funds are in excess of liabilities, those funds will be distributed to the Pension Note holders.

Results of Operations

The Partnership net income (loss) decreased from $18,476,698 to $(112,634) for the three-month periods ending March 31, 2002 and 2003, respectively. Net income
(loss) per assignee interest decreased from $432 to $(3) for the three-month periods ending March 31, 2002 and 2003, respectively. The increase in the Partnership's net loss was principally due to $18,991,176 of income recognized from the dissolution of the Partnership and debt forgiveness of outstanding notes and deferred interest in 2002. Total revenues for the three-month periods increased from $1,571 in 2002 to $3,823 in 2003. Total operating costs and expenses increased from $1,084 in 2002 to $4,335 in 2003. The increase in operating expenses primarily was due to insurance costs. Note interest expense decreased from $423,590 to $0 for the three-month periods ending March 31, 2002 and 2003, respectively. The decrease in Note interest expense is due to the cessation of interest expense on the Note release date of February 28, 2002. Other expenses relating to Partnership administration increased from $91,375 to $112,122 for the three-month periods ending March 31, 2002 and 2003, respectively, due to increased professional costs.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership invests its cash in money market accounts. As a result, the Partnership believes any impact of market risk to the Partnership's investments is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership's General Partner including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this quarterly report on Form 10-Q, have concluded in their judgment that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Partnership and its subsidiaries would be made known to them.

There were no significant changes in the Partnership's internal controls or, to the General Partner's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

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

           None

Item 5.    Other Information

         None

Item 6.    Exhibits and Reports on Form 8-K

           (A)    Exhibit:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (B) Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner



By: /s/ Robert Lankford
   ------------------------------
         Robert Lankford
         President (duly authorized officer and principal financial officer)


Date:    May 14, 2003

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


                                               /s/ Robert Lankford
                                              ----------------------------------
                                              Robert Lankford
                                              Chief executive officer and
                                              Chief financial officer of the
                                              General Partner
                                              May 14, 2003