Form 10-Q
period 2003-06-30
NHP RETIREMENT HOUSING PARTNERS I LTD PARTNERSHIP
filed 2003-08-14
CIK 793730

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

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

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Net (Liabilities) Assets in Liquidation

                               (LIQUIDATION BASIS)

                                                      June 30, 2003            December 31, 2002
                                                      -------------            -----------------
                                                       (Unaudited)                 (Note A)

ASSETS:

Cash and cash equivalents                           $         162,360          $          60,944

Receivables                                                     1,818                     75,978

Prepaid expense                                                     -                      7,187

Other assets                                                        -                    252,698
                                                    ------------------         ------------------
Total assets                                                  164,178                    396,807
                                                    ------------------         ------------------

LIABILITIES:

     Other liabilities                                        235,809                    264,477
                                                    ------------------         ------------------
Total liabilities                                             235,809                    264,477
                                                    ------------------         ------------------
Net (liabilities) assets in liquidation             $         (71,631)         $         132,330
                                                    ==================         ==================







                       See notes to financial statements.

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP Statements of Changes in Net (Liabilities) Assets in Liquidation

                               (LIQUIDATION BASIS)

                     For the Six Months Ended June 30, 2003

                                   (Unaudited)





Net assets in liquidation at January 1, 2003              $    132,330

Net loss                                                      (203,961)
                                                          -------------
Net liabilities in liquidation at June 30, 2003           $    (71,631)
                                                          =============






























                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Operations
                               (LIQUIDATION BASIS)
                                   (Unaudited)

                                                           Three months ended June 30,
                                                           2003                    2002
                                                           ----                    ----

REVENUE:
     Interest income                               $             316       $             521
                                                   ------------------      ------------------
                                                                 316                     521
                                                   ------------------      ------------------
COSTS AND EXPENSES:
     Administrative and marketing                                  -                  72,657
     Taxes and insurance                                       5,184                   2,300
                                                   ------------------      ------------------
                                                               5,184                  74,957
                                                   ------------------      ------------------
LOSS FROM RENTAL OPERATIONS                                   (4,868)                (74,436)
                                                   ------------------      ------------------
OTHER EXPENSES:
     Other expense                                           (86,459)                (94,611)
                                                   ------------------      ------------------
                                                             (86,459)                (94,611)
                                                   ------------------      ------------------
NET LOSS                                           $         (91,327)      $        (169,047)
                                                   ==================      ==================
NET LOSS PER ASSIGNEE INTEREST:
     Net loss                                      $              (2)      $              (4)
                                                   ==================      ==================
WEIGHTED AVERAGE NUMBER OF ASSIGNEE
UNITS                                              $          41,888       $          41,888
                                                   ==================      ==================





                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Operations
                               (LIQUIDATION BASIS)
                                   (Unaudited)

                                                      Six months ended June 30,
                                                     2003                    2002
                                                     ----                    ----

REVENUE:
     Rental income                           $               -       $           1,198
     Interest income                                       885                   1,653
     Other income (expense)                              3,254                    (759)
                                             ------------------      ------------------
                                                         4,139                   2,092
                                             ------------------      ------------------
COSTS AND EXPENSES:
     Administrative and marketing                           23                  73,741
     Taxes and insurance                                 9,496                   2,300
                                             ------------------      ------------------
                                                         9,519                  76,041
                                             ------------------      ------------------
LOSS FROM RENTAL OPERATIONS                             (5,380)                (73,949)
                                             ------------------      ------------------
OTHER INCOME (EXPENSES):
     Debt forgiveness income                                 -              18,991,176
     Interest expense - pension notes                        -                (423,590)
     Other expense                                    (198,581)               (185,986)
                                             ------------------      ------------------
                                                      (198,581)             18,381,600
                                             ------------------      ------------------
NET (LOSS) INCOME                            $        (203,961)      $      18,307,651
                                             ==================      ==================
NET (LOSS) INCOME PER ASSIGNEE INTEREST:
     Net (loss) income                       $              (5)      $             428
                                             ==================      ==================
WEIGHTED AVERAGE NUMBER OF ASSIGNEE
UNITS                                        $          41,888       $          41,888
                                             ==================      ==================






                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                    Statements of Partners' Equity (Deficit)
                                   (Unaudited)



                                                                                        ASSIGNEE
                                                               GENERAL                   LIMITED
                                                               PARTNER                  PARTNERS                TOTAL
                                                               -------                  --------                -----

Partners' (deficit) equity
   at January 1, 2003 and net
  assets in liquidation                                    $    (802,356)            $    934,686             $  132,330

Net loss - Six months
   ended June 30, 2003                                            (4,079)                (199,882)              (203,961)
                                                           ---------------           --------------           ------------
Partners' (deficit) equity
   at June 30, 2003 and net (liabilities)
  assets in liquidation                                    $    (806,435)            $    734,804             $  (71,631)
                                                           ===============           ==============           =============
Percentage interest
   at June 30, 2003                                                 2%                        98%                   100%
                                                                    ==                        ===                   ====












                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                               (LIQUIDATION BASIS)
                                   (Unaudited)


                                                                                     Six months ended June 30,
                                                                                  2003                      2002
                                                                                  ----                      ----

Cash flows from operating activities:
     Rent and other asset collections                                       $        326,858          $         27,159
     Interest received                                                                   885                     1,653
     Other income                                                                      3,254                      (759)
     Salary and related benefits                                                           -                   (46,900)
     Management fees, dietary fees and other services                                (26,816)                  (41,650)
     Other operating expenses paid                                                  (202,765)                 (799,000)
     Interest paid                                                                         -                (7,461,934)
                                                                            -----------------         -----------------
     Net cash provided by (used in) operating activities                             101,416                (8,321,431)
                                                                            -----------------         -----------------

Cash flows from financing activities:

     Pension note payments                                                                 -                (9,538,066)
                                                                            -----------------         -----------------
     Net cash used in financing activities                                                 -                (9,538,066)
                                                                            -----------------         -----------------
Net increase (decrease) in cash and cash equivalents                                 101,416               (17,859,497)
                                                                                                                     -
Cash and cash equivalents at beginning of period                                      60,944                18,117,660
                                                                            -----------------         -----------------
Cash and cash equivalents at end of period                                  $        162,360                   258,163
                                                                            =================         =================










                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                            Statements of Cash Flows
                               (LIQUIDATION BASIS)
                                   (Unaudited)

                                   (Continued)



                                                                                      Six months ended June 30,
                                                                                  2003                        2002
                                                                                  ----                        ----

RECONCILIATION  OF NET (LOSS) INCOME
  TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

Net (loss) income                                                           $       (203,961)           $     18,307,651

Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
       Debt forgiveness                                                                    -                 (18,991,176)

Changes in operating assets and liabilities:
       Other assets and receivables                                                  326,858                      25,961
       Prepaid expenses                                                                7,187                           -
       Accounts payable                                                                    -                    (122,135)
       Interest payable                                                                    -                  (7,038,344)
       Other liabilities                                                             (28,668)                   (503,388)
                                                                            -----------------           -----------------
           Total adjustments                                                         305,377                 (26,629,082)
                                                                            -----------------           -----------------
Net cash provided by (used in) operating activities                         $        101,416            $     (8,321,431)
                                                                            =================           =================












                        See notes to financial statements

              NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                  June 30, 2003

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


Basis of Presentation

The accompanying balance sheet as of December 31, 2002 has been derived from audited financial statements of the Partnership for the year ended December 31, 2002 and the accompanying unaudited financial statements, as of June 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2001, the Partnership changed its basis of accounting from going-concern basis to liquidation basis. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2002 included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of management, the accompanying financial statements contain all adjustments, all of which were normal recurring accruals, necessary to present fairly the Partnership's net (liabilities) assets in liquidation as of June 30, 2003 and December 31, 2002, statements of changes in net (liabilities) assets in liquidation for the six month period ended June 30, 2003, results of operations, changes in Partner's equity (deficit) and cash flows for six month periods ended June 30, 2003 and 2002. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

B. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

Effective January 23, 1995, Capital Realty Group Senior Housing, Inc. (CRGSH) became the sole general partner of the Partnership. On June 10, 1998, the sole owner of CRGSH, Capital Realty Group Corporation, sold all of its shares of CRGSH common stock to Retirement Associates, Inc. ("Associates"). Mr. Robert Lankford is the President of Associates and has brokered and continues to broker real estate as an independent contractor with Capital Realty Group Corporation and its affiliates.

Certain home office personnel who perform services for the Partnership are employees of Capital Senior Living, Inc. (CSL), an affiliate of CRGSH until June 30, 1998. The Partnership reimburses CSL for the salaries, related benefits, and overhead reimbursements of such personnel as reflected in the accompanying financial statements. Salary and related benefits reimbursed and expensed by the Partnership to CSL for each of the fiscal quarter ended June 30, 2003 and 2002, were $0. Management fees, dietary fees and other services reimbursed and expensed by the Partnership to CSL for the fiscal quarter ended June 30, 2003 and 2002, were $26,700 and $0, respectively. Unpaid management fees, dietary fees and other services to CSL at June 30, 2003 were $106,800.

In connection with the sale of the Amberleigh, the General Partner became entitled to a brokerage fee of $255,000. In January 2002, the Partnership paid the General Partner one-half of this amount, or $127,500. The General Partner remains entitled to receive the balance of this brokerage fee in the amount of $127,500, which has been accrued for payment at June 30, 2003.

There were no distributions to the General Partner during the six months ended June 30, 2003 and 2002.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Rent and other asset collections for the six month period ended June 30, 2003 increased to $326,858 in 2003 from $27,159 in 2002. Increased rent and other asset collections were due to collections of accounts receivable and escrows related to the sale of the Amberleigh. Salaries, management fees and other operating expenses paid likewise decreased, from $887,550 in 2002 to $229,581 in 2003. Decreased operating expenses paid was due to the sale of the Amberleigh and its related December 31, 2001 accruals paid in the first quarter ended March 31, 2002.

Relating to the sale of the Amberleigh on December 31, 2001, the Partnership paid $9,538,066 for a partial redemption of Notes, and paid $7,461,934 for a partial payment of deferred interest, effective February 28, 2002. Cash funds were not sufficient at February 28, 2002 to fully repay the outstanding principal balance of $18,991,176 in Notes and deferred interest. Since available cash after payment of Partnership expenses and potential collection of the Amberleigh promissory notes was insufficient to repay the outstanding Notes and deferred interest, the unpaid debt has been treated for book purposes as forgiven and resulted in $18,991,176 of income for the year ended 2002. Net cash provided by (used in) operations after the payment of interest expense during the six months ended June 30, 2003 and 2002 was $101,416 and $(8,321,431), respectively. Interest on the Notes bears stated simple interest at 13 percent rate per annum, and is paid on a 7 percent rate per annum, however it was accrued under the effective interest method at a rate of approximately 9 percent per annum compounded quarterly through May 2001. As of June 2001, the Partnership began recording accrued interest on the principal at the stated interest rate which represents the amount that was scheduled to be due upon dissolution of the Partnership. Interest expense totaled $0 and $423,590 for the six months ended June 30, 2003 and 2002, respectively.

Cash and cash equivalents at June 30, 2003 and December 31, 2002 amounted to $162,360 and $60,944, respectively.

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

Results of Operations

The Partnership net income (loss) decreased from $18,307,651 to $(203,961) for the six-month periods ended June 30, 2002 and 2003, respectively. Net income
(loss) per assignee interest decreased from $428 to $(5) for the three-month periods ended June 30, 2002 and 2003, respectively. The increase in the Partnership's net loss was principally due to $18,991,176 of income recognized from the dissolution of the Partnership and debt forgiveness of outstanding notes and deferred interest in 2002. Total revenues for the six-month periods increased from $2,092 in 2002 to $4,139 in 2003. Total operating costs and expenses decreased from $76,041 in 2002 to $9,519 in 2003. The decrease in operating expenses primarily was due to decreased administrative and marketing costs. Note interest expense decreased from $423,590 to $0 for the six-month periods ended June 30, 2002 and 2003, respectively. The decrease in Note interest expense is due to the cessation of interest expense on the Note release date of February 28, 2002. Other expenses relating to Partnership administration increased from $185,986 to $198,581 for the six-month periods ended June 30, 2002 and 2003, respectively, due to increased professional costs.

For the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, the Partnership's revenue was impacted by the same shifts of revenue as discussed above. Similarly, a comparison of second quarter 2003 operating expenses versus second quarter 2002 reflects the same variances as discussed above, with the exception that other expense decreased from $94,611 to $86,459 for the quarter ending June 30, 2002 and 2003, respectively, due to decreased printing costs.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership invests its cash in money market accounts. As a result, the Partnership believes any impact of market risk to the Partnership's investments is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership's General Partner including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) have concluded in their judgment that, as of the end of the period covered by this quarterly report on Form 10-Q, the Partnership's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Partnership and its subsidiaries would be made known to them.

There were no significant changes in the Partnership's internal controls or, to the General Partner's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the date of evaluation.

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

           None

Item 5.    Other Information

         None

Item 6.    Exhibits and Reports on Form 8-K

         (A)      Exhibit:

                  31.1     Certification   Pursuant   to  Section   302  of  the
                           Sarbanes-Oxley Act of 2002

                  32.1     Certification   Pursuant   to  Section   906  of  the
                           Sarbanes-Oxley Act of 2002

         (B)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



NHP RETIREMENT HOUSING PARTNERS I LIMITED PARTNERSHIP

By:      Capital Realty Group Senior Housing, Inc.
         General Partner


By:       /s/ Robert Lankford
         ----------------------------------
         Robert Lankford
         President (duly authorized officer and principal financial officer)


Date:    August 14, 2003